Form 10-Q
period 2001-09-30
OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2001-11-14
CIK 1137445, 1095855, 1096002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-88593

                         WORLDWIDE FLIGHT SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

                      DELAWARE                                    75-1932711
          (State or other jurisdiction of            (I.R.S. Employer Identification No.)
           Incorporation or organization)

             1001 WEST EULESS BOULEVARD
                     SUITE 320
                   EULESS, TEXAS                                  76040
      (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (817) 665-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
The number of shares of the registrant's common stock outstanding as of November 14, 2001 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS




                                                          STATE OR OTHER           PRIMARY STANDARD
                                                          JURISDICTION OF             INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                           INCORPORATION OR         CLASSIFICATION CODE           I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                                   ORGANIZATION                 NUMBER               IDENTIFICATION NUMBER
-------------------------------                          ----------------         --------------------       ----------------------
Worldwide Flight Security Service Corporation                Delaware                    4581                     75-2276559
Oxford Electronics, Inc.                                     Delaware                    4581                     11-2407710

The Board of Directors of Worldwide Flight Services, Inc. approved and adopted a Plan of Merger effective December 31, 2000, whereby the herein described subsidiary companies and former Co-Registrants were merged into Worldwide Flight Services, Inc. Pursuant to the Plan of Merger, Worldwide Flight Services, Inc. assumed all rights, liabilities and obligations of the subsidiary companies. The subsidiaries and former Co-Registrants that were merged are:

     Worldwide Flight Finance Company
     Miami International Airport Cargo Facilities & Service, Inc.
     Miami Aircraft Support, Inc.
     Aerolink International, Inc.
     Aerolink Maintenance, Inc.
     Aerolink Management, Inc.
     Aerolink International, L.P.

    International Enterprises, Group, Inc. was liquidated effective December 4, 2000.

    Oxford Electronics, Inc. was acquired on April 5, 2000 and is a wholly owned subsidiary of Worldwide Flight Services, Inc.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

                -   future revenues are lower than expected;

                - increase in payroll or other costs and/or shortage of an adequate base of employees;

                - loss of significant customers through bankruptcy or industry consolidation;

                - inability to obtain continued funding due to covenant restrictions or other factors, and/or increases in debt levels beyond our ability to support repayment;

                - conditions in the securities markets are less favorable than expected;

                - costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

                - expected cost savings from our acquisitions are not fully realized or realized within the expected time frame;

                -   competitive pressures in the industry increase; and

                - general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally or in the states in which we do business, are less favorable than expected.


You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.



PART I.  FINANCIAL INFORMATION

       Item 1       Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

                    Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000

                    Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

                    Notes to Consolidated Financial Statements

       Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 3       Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

       Item 1       Legal Proceedings

       Item 6       Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  September 30,  December 31,
                                                                       2001         2000
                                                                  -------------  ------------
                                  ASSETS
Current Assets:
     Cash and Cash Equivalents                                    $      --     $   1,429
     Restricted Cash Equivalents                                        750           750
     Accounts Receivable, Less Allowance for Doubtful Accounts       55,877        64,122
     Deferred Income Taxes                                            5,333         5,333
     Prepaid and Other Current Assets                                 7,364         6,809
                                                                  ---------      --------
         Total Current Assets                                        69,324        78,443

Equipment and Property:
     Equipment and Property, At Cost                                 65,762        55,814
     Less Accumulated Depreciation                                  (15,779)      (13,039)
                                                                  ---------      --------
                                                                     49,983        42,775

Intangible Assets Including Goodwill, Net                           110,471       111,654
Other Long-Term Assets                                                9,013        10,430
                                                                  ---------      ---------
         Total Assets                                             $ 238,791     $ 243,302
                                                                  =========      =========
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
    Accounts Payable                                              $  23,374     $  25,585
    Accrued Salaries, Wages and Benefits                             11,114        10,397
    Other Accrued Liabilities                                        23,458        22,832
    Current Portion of Long-Term Debt                                47,422         1,379
                                                                  ---------      --------
          Total Current Liabilities                                 105,368        60,193

Deferred Income Taxes                                                 6,210         8,772
Long-Term Debt, Less Current Portion                                131,442       150,540
Stockholder's Equity:
    Common Stock                                                         --            --
    Additional Paid-In Capital                                       40,582        40,864
    Retained Deficit                                                (40,895)      (14,617)
    Accumulated Other Comprehensive Loss                             (3,916)       (2,450)
                                                                  ----------     ---------
          Total Stockholder's Equity                                 (4,229)       23,797
                                                                  ----------     ---------
          Total Liabilities and Stockholder's Equity              $ 238,791     $ 243,302
                                                                  ==========     =========

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                 Three Months Ended         Nine Months Ended
                                                    September 30               September 30
                                            -------------------------   -----------------------
                                                2001          2000         2001            2000
                                            -------------------------   -----------------------
Revenues                                    $  83,191     $  86,288     $ 259,698     $ 257,314

Expenses:
        Salaries, Wages and Benefits           55,521        54,569       169,368       162,815
        Materials, Supplies and Services       12,072         8,055        38,272        26,767
        Equipment and Facilities Rental         5,936         5,549        18,132        16,085
        Depreciation and Amortization           5,283         4,556        15,086        13,047
        Other Operating Expenses               14,333        10,217        28,701        31,054
        Restructuring Charge                       --            --          (443)        7,763
                                            ---------     ---------     ---------     ---------
        Total Operating Expenses               93,145        82,946       269,116       257,531

Operating Income (Loss)                        (9,954)        3,342        (9,418)         (217)

Interest Income                                    55            63           238           236
Interest Expense                               (5,466)       (5,538)      (16,484)      (16,112)
Other Expense                                  (1,582)         (121)       (1,712)         (339)
                                            ---------     ---------     ---------     ---------
Loss Before Income Taxes                      (16,947)       (2,254)      (27,376)      (16,432)
Benefit for Income Taxes                           69           315         1,098         2,300
                                            ---------     ---------     ---------     ---------
Net Loss                                    $ (16,878)    $  (1,939)    $ (26,278)    $ (14,132)
                                            =========     =========     =========     =========




                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Nine Months Ended
                                                            September 30
                                                        ----------------------
                                                          2001          2000
                                                        ---------    ---------
OPERATING ACTIVITIES:
Net Loss                                                $(26,278)    $(14,132)
  Adjustments to Reconcile Net Loss to Net
      Cash Provided by Operating Activities:
  Depreciation and Amortization                           15,086       13,047
  Deferred Income Taxes                                   (2,562)      (3,551)

Change in Assets and Liabilities:
   Accounts Receivable                                     7,692       16,411
   Accounts Payable and Accrued Liabilities               (1,300)      (9,776)
   Other                                                     862          233
                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (6,500)       2,232

INVESTING ACTIVITIES:
   Capital Expenditures                                  (13,758)      (6,936)
   Acquisitions, Net of Cash                              (2,700)     (13,548)
                                                        ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                    (16,458)     (20,484)

FINANCING ACTIVITIES:
   Borrowings on Revolver, Net                            23,265       14,909
   Equity Contribution by Parent                              --        1,943
   Other                                                  (1,736)          --
                                                        ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 21,529       16,852
                                                        ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,429)      (1,400)
Cash and Cash Equivalents at Beginning of Period           1,429        1,775
                                                        ---------    ---------
Cash and Cash Equivalents at End of Period              $     --     $    375
                                                         =======      =======


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



1.  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. See Note 8.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated interim financial statements include the accounts of Worldwide Flight Services, Inc. together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

As a result of the September 11th terrorist attacks and their impact on the airline industry, Management reassessed the adequacy of their allowance for bad debt, increasing the reserve accordingly. In addition, Management reassessed its employee benefit and vacation related accruals and increased the accruals accordingly to reflect current experience and revised estimates of annual costs.

Reclassifications

Certain prior period amounts have been reclassified to conform with the presentation for the current periods.

Comprehensive Loss

The components of comprehensive loss for the Company include net loss and changes in the cumulative foreign currency translation. Total comprehensive loss for the three-month periods ended September 30, 2001 and 2000 were $16.8 million and $1.4 million respectively. Total comprehensive loss for the nine-month periods ended September 30, 2001 and 2000 were $27.7 million and $13.7 million respectively.

Common Stock

As of September 30, 2001 and December 31, 2000, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

2.  COMMITMENTS AND CONTINGENCIES

The Company is involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The public hearing scheduled for August 13, 2001 was cancelled on that date and the FAA announced that it had signed an interim agreement with Emery to resolve issues involving maintenance of its aircraft. Miami Aircraft Support, Inc. ("MAS"), a subsidiary of the Company, loaded cargo onto the plane, but had no role in the maintenance of the plane that crashed. The NTSB has not given any indication when it will reschedule the public hearing or conclude the investigation. Discovery is ongoing in the three lawsuits arising out of the crash.

In July 2000, the Metropolitan Dade County Miami International Airport (Airport) challenged the Company's calculation of certain airport fees due on operations in that airport and submitted an invoice for approximately $715,000 for the audit period from November 1996 through October 1999. In October 2001, the Airport authorities concluded a second audit and submitted an additional assessment of approximately $615,000, including interest, penalties and other fees, for the period from November 1999 through September 2001. Management continues to challenge both of the audit findings, however these charges are reflected in the financial statements as of September 30, 2001. A portion of this cost may be recoverable from AMR, however no receivable is recorded.

Actions and claims against certain subsidiaries of the Company under common law and state and federal statutes for employment, personal injury, and property damage and breach of contract arise in the ordinary course of business. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and are estimatable. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings or consolidated financial position of the Company.

3.  DEBT

At September 30, 2001, the Company had total debt of $178.9 million, comprised primarily of $127.7 million of 12.25% Senior Notes (the "Notes") due 2007 (net of unamortized discount), $46.2 million of bank debt outstanding under the Senior Secured Credit Facility and $5.0 million of capitalized leases, primarily related to buildings. On August 13, 2001, the Company obtained a temporary waiver from its banks, as the Company was not in compliance with certain financial covenants. The waiver was to have expired on October 15, 2001. As a result, the bank debt was reclassified to short-term. The bank debt was repaid on October 5, 2001. See Note 7.

The Company's Senior Secured Credit Facility is with a group of lenders and provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of September 30, 2001, the Company had drawn $46.2 million under the credit facility with an additional $3.8 million allocated to issued letters of credit. At that date, there were no additional funds available under the facility.

On July 5, 2001, the Company's French subsidiary, Societe de Fret et de Service
(SFS), entered into a 20 year operating lease for a new warehouse at CDG-Roissy Airport in Paris, France. Construction on the new facilities began in July 2001, with an expected completion date of March 2003. Monthly lease payments will not begin until the warehouse is completed and the payment amount will be calculated based on the cost of the warehouse, subject to a ceiling of 120 million French francs and a market rate of interest to be determined prior to completion of the warehouse.

4.  RESTRUCTURING CHARGES

In June 2000, Worldwide's management approved a restructuring plan to reduce the Company's overhead costs and to eliminate duplicative facilities. In connection with this plan, Worldwide recorded a restructuring charge of $7.7 million. During the fourth quarter of fiscal 2000, the Company reversed approximately $3.3 million of the original restructuring charge and recorded an additional charge of $1.0 million, resulting in a final restructuring charge of $5.4 million. The restructuring consists primarily of two parts: (1) the merging and integration of operations of Worldwide with MAS and Aerolink, and (2) other headquarters cost reduction measures. Included in the plan were $1.6 million for reductions of headquarters staff and field employees and $1.0 million for contractual severance payments for four terminated executives.

In April 2001, the Company settled a contractual severance obligation, which resulted in the reversal of approximately $384,000 in unused reserve. The following table summarizes the activity for 2001 related to the restructuring reserves (in thousands):

                                       RESERVE                                  RESERVE
                                       BALANCE      REVERSAL OF                 BALANCE
                                     DECEMBER 31,     UNUSED                  SEPTEMBER 30,
RESTRUCTURING CHARGE ITEMS              2000         RESERVE       PAYMENTS      2001
Involuntary Employee Severance        $ 1,965      $  (384)      $  (828)    $   753

Non-Employee Contract                     883          (59)         (196)        628
Terminations
Lease Terminations                        519           --          (158)        361
Other Exit Costs                          100           --          (100)         --
                                      -------      -------       -------     -------
         Total                        $ 3,467      $  (443)      $(1,282)    $ 1,742
                                      =======      =======       =======     =======

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on the classification of the derivative. Derivative instruments may be classified as either fair value hedges, cash flow hedges or net investment in a foreign operation hedges.

In February 2001, the Company purchased a series of average rate Euro currency options maturing monthly through December 2001. Under these agreements, the Company has the right, but not the obligation, to sell 6.1 million euros maturing monthly through December 2001 and buy 5.8 million U.S. dollars at the strike price, which ranges from 0.93 to 0.96, on the date designated in each of the agreements. The purpose of this purchase was to protect against the currency translation risk associated with the Company's European operations. These contracts do not qualify for hedge accounting under Statement No. 133 and are therefore marked-to-market and reflected in other income/expense. At September 30, 2001, the market value of the remaining option contracts was $117,275.

The Company has also purchased interest rate caps in order to manage risks related to changes in variable interest rates and to comply with the provisions under the Senior Secured Credit Facility. The notional amount of these caps at September 30, 2001 is $43.6 million. The caps are accounted for as a cash flow hedge to the extent that the Company has variable rate debt outstanding. Notional amounts in excess of variable rate debt outstanding are accounted for as an ineffective hedge and marked-to-market through other income/expense. At September 30, 2001, the market value of these interest rate caps was zero.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Account Standard No. 141, Business Combinations and Standard No. 142, Goodwill and Other Intangible Assets. Statement 141 amends or supersedes previous guidelines for business combinations. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the Company is required to adopt Statement 142 on January 1, 2002. In addition, the FASB recently issued Statement of Financial Account Standard No. 141, Accounting for the Impairment of Dispose of Long-Lived Asset. Management continues to assess the effects of this pronouncement on the Company.

7.  SUBSEQUENT EVENTS

On October 5, 2001, Vinci Airport, Inc., a Delaware corporation, acquired all of the capital stock of WFS Holdings, Inc., which is the parent of Worldwide Flight Services, Inc.

In conjunction with this transaction, the Senior Secured Credit Facility and certain other liabilities were repaid on October 5, 2001. In addition, on October 24, 2001, the Company made a Change of Control Offer to the holders of the Notes, as required by the Indenture, dated August 12, 1999, governing the Notes, to repurchase the outstanding Notes, at 101% of their aggregate principal amount, plus accrued interest. The offer, will remain open through November 23, 2001.

Also in conjunction with this transaction, the Company, paid certain other expenses, including transaction costs, bonuses and stock options. These charges will be reflected in the Company's books and records on October 5, 2001.


8.  EVENTS OF SEPTEMBER 11, 2001

On September 11, 2001, terrorists attacked the United States using several commercial airplanes from prominent airlines. These events had a devastating affect on the airline industry and the Company. On that day and for the next several days, all domestic flights were canceled due to this tragedy. Since then, many airlines have reduced their number of flights significantly. Management is still assessing the effect of these events on the Company, however the full impact is not yet known.

9.  FINANCIAL INFORMATION FOR RELATED ISSUERS AND GUARANTORS

Worldwide and its wholly owned subsidiaries have operations in various countries around the world. Domestic and international operations are either organized as branches or separate corporate subsidiaries. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by current domestic subsidiaries, but are not guaranteed by any foreign subsidiaries. The Notes are not guaranteed by Vinci Airport, Inc. During fiscal 2000, the Company dissolved the majority of its wholly owned domestic subsidiaries. The following tables present the financial positions as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the nine-month periods ended September 30, 2001 and 2000, combined into three categories: 1) the operations of Worldwide, the legal entity, and its international branches, 2) domestic subsidiaries, and 3) foreign subsidiaries (in thousands):


                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                           GUARANTOR
                                                            COMBINED        NON-GUARANTOR
                                                            DOMESTIC       COMBINED FOREIGN
                                          WORLDWIDE      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Current Assets:
    Accounts Receivable, Net              $  42,433     $   3,721         $   9,723             $      --         $  55,877
    Other Current Assets                      9,494           383             3,570                    --            13,447
                                          ---------     ---------         ---------             ---------         ---------
             Total Current Assets            51,927         4,104            13,293                    --            69,324
Non-Current Assets
    Equipment and Property, Net              35,867           297            13,819                    --            49,983
    Intercompany Receivable                  15,419            --                --               (15,419)               --
    Investment in Affiliates                  3,202            --                --                (3,202)               --
    Intangible Assets including
      Goodwill, Net                         107,151            --             3,320                    --            110,471
    Other Long-Term Assets                    8,592           139               282                                   9,013
                                          ---------     ---------         ---------             ---------         ---------
         Total Non-current Assets           170,231           436            17,421               (18,621)          169,467
                                          ---------     ---------         ---------             ---------         ---------
         Total Assets                     $ 222,158     $   4,540         $  30,714             ($ 18,621)        $ 238,791
                                          =========     =========         =========             =========         =========
Current Liabilities:
    Accounts Payable                      $  17,266     $     289         $   5,819             $      --         $  23,374
    Intercompany Payable                         --           166            15,253               (15,419)               --
    Other Accrued Liabilities                74,576         2,811             4,607                    --            81,994
                                          ---------     ---------         ---------             ---------         ---------
         Total Current Liabilities           91,842         3,266            25,679               (15,419)          105,368
Non-Current Liabilities
    Long Term Debt                          128,335           205             2,902                    --           131,442
    Other Non-Current Liabilities             6,210            --                --                    --             6,210
                                          ---------     ---------         ---------             ---------         ---------
         Total Non-Current Liabilities      134,545           205             2,902                    --           137,652
         Total Stockholder's Equity          (4,229)        1,069             2,133                (3,202)           (4,229)
                                          ---------     ---------         ---------             ---------         ---------
         Total Liabilities &
         Stockholder's Equity             $ 222,158     $   4,540         $  30,714             ($ 18,621)        $ 238,791
                                          =========     =========         =========             =========         =========

                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                 GUARANTOR       NON-GUARANTOR
                                                 COMBINED           COMBINED
                                                 DOMESTIC            FOREIGN
                                WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                ---------      ------------      --------------      -------------    ------------

Revenues                        $ 213,985     $   8,853          $  36,860          $      --          $ 259,698
Expenses:
    Salaries, Wages, and
    Benefits                      149,212         5,958             14,198                 --            169,368
    Materials, Supplies, and
    Services                       37,712            99                461                 --             38,272
    Equipment and Facility
    Rental                         13,249           356              4,527                 --             18,132
    Depreciation and
    Amortization                   14,150            67                869                 --             15,086
    Other Miscellaneous
    Expenses                       11,806         2,686             13,766                 --             28,258
                                ---------      ------------      --------------      -------------    ------------
    Operating Expenses            226,129         9,166             33,821                 --            269,116
Operating Income                  (12,144)         (313)             3,039                 --             (9,418)
Interest (Income) Expense          16,134            --                112                 --             16,246
Other (Income) Expense              1,487             4                221                 --              1,712
Equity in Earnings of
Subsidiaries                       (2,389)           --                 --              2,389                 --
                                ---------      ------------      --------------      -------------    ------------
Income Before Income Taxes        (27,376)         (317)             2,706             (2,389)           (27,376)
Benefit for Income Taxes            1,098           123               (788)               665              1,098
                                ---------      ------------      --------------      -------------    ------------
Net Income                      $ (26,278)    $    (194)         $   1,918          $  (1,724)         $ (26,278)
                                =========     =============      ==============      =============    ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                    GUARANTOR         NON-GUARANTOR
                                                     COMBINED           COMBINED
                                                     DOMESTIC            FOREIGN
                                    WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                    ---------      ------------      --------------      -------------    ------------
Cash Provided by (Used In)
Operating Expenses                 $  (9,370)         $    882          $    1,988          $    --         $   (6,500)
Cash Used in Investing Activities     (9,396)           (1,375)             (5,687)              --            (16,458)
Cash Provided by (Used In)
   Financing Activities               18,599               812               2,118               --             21,529
                                      ------               ---               -----             -----            ------
Change in Cash                      $   (167)         $    319          $   (1,581)          $   --         $   (1,429)
                                      ======              ====               =====             =====            ========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000


                                                        GUARANTOR         NON-GUARANTOR
                                                         COMBINED           COMBINED
                                                         DOMESTIC            FOREIGN
                                         WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                         ---------      ------------      --------------      -------------      ------------
Current Assets:
    Account Receivables, Net              $ 51,229    $  2,905           $  9,988                $     --           $ 64,122
    Other Current Assets                     7,500         526              6,295                      --             14,321
                                          --------    --------           --------                --------           --------
         Total Current Assets               58,729       3,431             16,283                      --             78,443
Non-Current Assets
Equipment and Property, Net                 34,656         262              7,857                      --             42,775
Intercompany Receivables                    28,698          --                 --                 (28,698)                --
Investments in Affiliates                   10,971          --                 --                 (10,971)                --
Intangible Assets including Goodwill,
Net                                        100,943       7,258              3,453                      --            111,654
Other Long-Term Assets                       9,305         127                998                      --             10,430
                                          --------    --------           --------                --------           --------
         Total Non-Current Assets          184,573       7,647             12,308                 (39,669)           164,859
                                          --------    --------           --------                --------           --------
         Total Assets                     $243,302    $ 11,078           $ 28,591                $(39,669)          $243,302
                                          ========    ========           ========                ========           ========
Current Liabilities:
    Accounts Payable                      $ 19,592    $    213           $  5,780                $     --           $ 25,585
    Intercompany Payables                   13,222        (561)            16,037                 (28,698)                --
    Other Accrued Liabilities               27,499       1,512              5,597                      --             34,608
                                          --------    --------           --------                --------           --------
         Total Current Liabilities          60,313       1,164             27,414                 (28,698)            60,193
Non-Current Liabilities
Long-Term Debt                             150,420         120                 --                      --            150,540
Other Non-Current Liabilities                8,772          --                 --                      --              8,772
                                          --------    --------           --------                --------           --------
         Total Non-Current Liabilities     159,192         120                 --                      --            159,312
         Total Stockholder's Equity         23,797       9,794              1,177                 (10,971)            23,797
                                          --------    --------           --------                --------           --------
         Total Liabilities &
         Stockholder's Equity             $243,302    $ 11,078           $ 28,591                $(39,669)          $243,302
                                          ========    ========           ========                ========           ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                        GUARANTOR         NON-GUARANTOR
                                                         COMBINED           COMBINED
                                                         DOMESTIC            FOREIGN
                                         WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                         ---------      ------------      --------------      -------------      ------------
Revenues                                  $149,816          $ 73,959         $   33,539          $   --         $ 257,314
Expenses:
    Salaries, Wages, and Benefits          102,227            45,651            14,937               --           162,815
    Materials, Supplies, and Services       24,589             1,634               544               --            26,767
    Equipment and Facility Rental            6,372             5,303             4,410               --            16,085
    Depreciation and Amortization            8,351             3,920               776               --            13,047
    Other Miscellaneous Expenses            20,420             9,825             8,572               --            38,817
                                         ---------         ---------         ---------        ---------         ---------
Operating Expenses                         161,959            66,333            29,239               --           257,531
Operating Income                           (12,143)            7,626             4,300               --              (217)
Interest (Income) Expense                   15,987              (310)              199               --            15,876
Other (Income) Expense                         (81)               11               409               --               339
Equity in Earnings of Subsidiaries         (11,617)               --                --           11,617                --
                                         ---------         ---------         ---------        ---------         ---------
Income Before Income Taxes                 (16,432)            7,925             3,692          (11,617)          (16,432)
Benefit for Income Taxes                     2,300                --                --               --             2,300
Net Income                               $ (14,132)        $   7,925         $   3,692        $ (11,617)        $ (14,132)
                                         =========         =========         =========        =========         =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                        GUARANTOR         NON-GUARANTOR
                                                         COMBINED           COMBINED
                                                         DOMESTIC            FOREIGN
                                         WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS        CONSOLIDATED
                                         ---------      ------------      --------------      -------------      ------------
Cash Provided by (Used In)
Operating Expenses                        $ (8,555)         $  8,566          $  2,221            $    --            $  2,232

Cash Used in Investing Activities          (16,208)           (4,276)               --                 --             (20,484)
Cash Provided by (Used In)
Financing Activities                        26,777            (8,968)             (957)                --              16,852
                                          --------          --------          --------            -------            --------
Change in Cash                            $  2,014          $ (4,678)         $  1,264            $    --            $ (1,400)
                                          ========          ========          ========            =======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL SUMMARY

On September 11, 2001, terrorists attacked the United States using several commercial planes from prominent airlines. These events had a devastating affect on the airline industry and the Company. On that day and for the next several days, all domestic flights were canceled due to this tragedy. Since then, many airlines have reduced their number of flights significantly. Management is still assessing the effect of these events on the Company, however the full impact is not yet known.

Results of Operations

Revenues

Revenues decreased $3.1 million in the third quarter of 2001 and increased $2.4 million in the nine-month period compared to the corresponding periods of 2000. The decrease in revenue for the quarter is primarily attributable to lost contracts during 2001, compounded by lost revenues as a result of the events of September 11, 2001. Revenue for the nine-month period of 2001 benefited from the acquisition of Oxford, which occurred on April 2000.

Salaries, Wages and Benefits

Salaries, wages, and benefits increased $1.0 million in the third quarter of 2001 and increased $6.6 million in the nine-month period, compared to the corresponding periods of 2000. The increase in the third Quarter of 2001 is primarily related to additional accruals for benefits and vacation. The increase in the nine-month period is mainly attributable to increased international operations and the acquisition of Oxford, which occurred in April 2000.

Materials, Supplies and Services

Materials, supplies, and services increased $4.0 million in the third quarter of 2001 and $11.5 million and in the nine-month period, compared to the corresponding periods of 2000. The increases in the third quarter 2001 and in the nine-month period are mainly attributable to increases in cost of sales and other non-billable services mainly at the international locations and Oxford.

Equipment and Facilities Rental

Equipment and facilities rental increased $0.4 million in the third quarter of 2001 and $2.0 million in the nine-month period, compared to the corresponding periods of 2000. These increases are primarily attributable to increased facility rentals resulting from expansion in certain airports and Oxford, partially offset by reductions in equipment rentals and exiting several facilities in connection with the Company's restructuring plan announced in June of 2000.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million in the third quarter of 2001 and $2.0 million in the nine-month period, compared to the corresponding periods of 2000. These increases are attributable to increased levels of property, equipment, and goodwill.

Other Operating Expenses

Other operating expenses increased $4.1 million in the third quarter of 2001 and decreased $2.8 million in the nine-month period, compared to the corresponding periods of 2000. The increase in the third quarter mainly relates to additional bad debt reserves needed for bankruptcies in 2001 and the expected effects on airlines as a result of the events of September 11, 2001. The decrease in the nine-month period is primarily attributable to various decreases in other miscellaneous cost, partially offset by increases in bad debt expenses, insurance expense, and uniform expense.

Other Expenses

Other expenses increased $1.5 million during the third quarter of 2001 primarily as a result of certain deferred acquisition costs related to failed acquisitions, expensed during the period and other expenses related to financing arrangements charged for this period.

Restructuring

Restructuring costs decreased $8.2 million in the nine-month period, compared to the corresponding periods of 2000, primarily due to a restructuring charge recorded in June 2000.

Operating Loss

As a result of the factors described above, operating loss increased $13.3 million for the third quarter of 2001 and $9.2 million for the first nine months of 2001, compared with the corresponding periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used before financing activities was $23.0 million in the first nine months of 2001, compared to $18.3 million in the same period last year. Net cash used in operating activities was $6.5 million, compared to cash provided by operations of $2.2 million in the prior year. This decrease is a result of greater net loss, net of depreciation, amortization and deferred taxes, and a decrease in working capital. Investing activities used net cash of $16.5 million, compared to a use of cash of $20.5 million in the prior year. The decrease is mainly attributable to the acquisition of Oxford in 2000, partially offset by increased capital expenditures in 2001. Capital expenditures in 2001 consisted primarily of the installation of a new payroll computer system, the purchase of warehouses and other costs capitalized in connection with ground equipment. In 2001, in connection with the Oxford acquisition, the company made an additional payment of $2.7 million to the previous owner in connection with an earn-out provision.

Net cash provided from financing activities was $21.5 million in the first nine months of 2001, compared with $16.9 million in the same period last year. This increase was driven by increased drawings under the Company's credit facility due to lower cash flows from operating activities.

At September 30, 2001, the Company had total debt of $178.9 million, comprised primarily of $127.7 million of 12.25% Senior Notes due 2007 (net of unamortized discount), $46.2 million of bank debt outstanding under the Senior Secured Credit Facility and $5.0 million of capitalized leases, primarily related to buildings. On August 13, 2001, the Company obtained a temporary waiver from its banks, as the Company was not in compliance with certain financial covenants. The waiver was to have expired on October 15, 2001. As a result, the bank debt was reclassified to short-term. The bank debt was repaid on October 5, 2001.

The Company's Senior Secured Credit Facility is with a group of lenders and provides up to $75.0 million for purposes of funding working capital requirements and future acquisitions. As of September 30, 2001, the Company had drawn $46.2 million under the credit facility with an additional $3.8 million allocated to issued letters of credit.

On October 5, 2001, Vinci Airport, Inc., a Delaware corporation, acquired all of the capital stock of WFS Holdings, Inc., which is the parent of Worldwide Flight Services, Inc.

In conjunction with this transaction, the Senior Secured Credit Facility and certain other liabilities were repaid on October 5, 2001. In addition, on October 24, 2001, the Company made a Change of Control Offer to the holders of the Notes, as required by the Indenture, dated August 12, 1999, governing the Notes, to repurchase the outstanding Notes, at 101% of their aggregate principal amount, plus accrued interest. The offer, will remain open through November 23, 2001.

Also in conjunction with this transaction, the Company paid certain other expenses, including transaction costs, bonus and stock options. These charges will be recognized in the company's books and records on October 5, 2001.

Management is in the process of establishing new banking relationships to meet working capital and capital expenditure requirements for the next twelve months. In addition, management is developing an action plan to reduce operating costs and other overhead costs. However, a final plan is not yet formulated, no definitive banking agreements have been signed and there can be no assurance that the Company will be able to do so.

On July 5, 2001, the Company's French subsidiary, Societe de Fret et de Service
(SFS), entered into a 20 year operating lease with a group of banks for a new warehouse at CDG-Roissy Airport in Paris, France. Construction on the new facilities began on July 2001, with an expected completion date of March 2003. Monthly lease payments will not begin until the warehouse in completed and the payment amount will be calculated based on the cost of the warehouse, subject to a ceiling of 120 million French francs and a market rate of interest to be determined prior to completion of the warehouse.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standard No. 141, Business Combinations and Standard No. 142, Goodwill and Other Intangible Assets. Statement No. 141 amends or supersedes previous guidelines for business combinations. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The requirements of the statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 and the Company is required to adopt Statement No. 142 on January 1, 2002. In addition, the FASB recently issued statement of Financial Standard No. 144 accounting for the Impairment of Disposal of Long-Lived Assets. Management continues to assess the effects of this pronouncement on the Company.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. See Note 5 of the accompanying notes to consolidated financial statements for further information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2001 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except for the purchase of Euro currency options and the events of September 11th, as disclosed in Note 5 and Note 8, respectively, of the accompanying notes to consolidated financial statements. Management is still assessing the effects of the events on September 11th, however the full impact is not yet known.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 2 of Notes to Consolidated Financial Statements herein for a description of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

     (b) Reports on Form 8-K

          a.   September 17, 2001 Form 8-K, Items 5 and 7

          b.   October 9, 2001 Form 8-K, Items 1 and 5

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDWIDE FLIGHT SERVICES, INC.
                                        (Registrant)


November 14, 2001                   By: /s/ BRADLEY G. STANIUS
                                    ____________________________________________
                                    Bradley G. Stanius
                                    Executive Chairman
                                    (Principal Executive Officer)

November 14, 2001                   BY: /s/ JAY P. NORRIS
                                    ____________________________________________
                                    Jay P. Norris
                                    Assistant Controller
                                    (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                        (Registrant)


November 14, 2001                   By: /s/ BRADLEY G. STANIUS
                                    ____________________________________________
                                    Bradley G. Stanius
                                    Executive Chairman
                                    (Principal Executive Officer)

November 14, 2001                   BY: /s/ JAY P. NORRIS
                                    ____________________________________________
                                    Jay P. Norris
                                    Assistant Controller
                                    (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OXFORD ELECTRONICS, INC.
                                      (Registrant)


November 14, 2001                   By: /s/ BRADLEY G. STANIUS
                                    ____________________________________________
                                    Bradley G. Stanius
                                    Executive Chairman
                                    (Principal Executive Officer)

November 14, 2001                   BY: /s/ JAY P. NORRIS
                                    ____________________________________________
                                    Jay P. Norris
                                    Assistant Controller
                                    (Principal Financial Officer)

                                 EXHIBITS INDEX
                                   ITEM 6(a)


Exhibit                                                                              Page
Number                             Description                                       Number

10.1*     Executive Employment Agreement dated as of October 6, 2001 between
          Worldwide Flight Services, Inc. and Bradley G. Stanius (Filed herewith)

10.2*     Executive Employment Agreement dated as of October 5, 2001 between
          Worldwide Flight Services, Inc. and Jay P. Norris (Filed herewith)

10.3*     Executive Employment Agreement dated as of October 5, 2001 between
          Worldwide Flight Services, Inc. and Irving Reed (Filed herewith)





*This Exhibit constitutes a "management contract or compensatory plan, contract or arrangement."