Form 10-Q
period 2002-09-30
OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2002-11-13
CIK 1137445, 1095855, 1096002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to

                        Commission File Number 333-88593

                         WORLDWIDE FLIGHT SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         75-1932711
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

       1001 WEST EULESS BOULEVARD
               SUITE 320
             EULESS, TEXAS                                         76040
(Address of principal executive offices)                         (Zip Code)

                                 (817) 665-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 1, 2002 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

                                 CO-REGISTRANTS


                                                  STATE OR OTHER             PRIMARY STANDARD
                                                  JURISDICTION OF               INDUSTRIAL
EXACT NAME OF CO-REGISTRANT AS                   INCORPORATION OR             CLASSIFICATION              I.R.S. EMPLOYER
SPECIFIED IN ITS CHARTER                           ORGANIZATION                 CODE NUMBER            IDENTIFICATION NUMBER
------------------------------                   ----------------            ----------------          ---------------------
Worldwide Flight Security Service                    Delaware                      4581                     75-2276559
Corporation

Oxford Electronics, Inc.                             Delaware                      4581                     11-2407710

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:

         o        future revenues are lower than expected;

         o increase in payroll or other costs and/or shortage of an adequate base of employees;

         o loss of significant customers through bankruptcy or industry consolidation;

         o inability to obtain additional capital due to covenant restrictions or other factors, and/or increases in debt levels beyond our ability to support repayment;

         o conditions in the securities markets are less favorable than expected;

         o costs or difficulties relating to the integration of businesses that we acquire are greater than expected;

         o expected cost savings from our acquisitions are not fully realized or realized within the expected time frame;

         o        competitive pressures in the industry increase; and

         o general economic conditions or conditions affecting the airline industry or other industries that ship cargo by air, whether internationally, nationally or in the states in which we do business, are less favorable than expected.

You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.


PART I.  FINANCIAL INFORMATION

     Item 1       Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

                  Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements

     Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3       Quantitative and Qualitative Disclosures about Market Risk

     Item 4       Controls and Procedures

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 6       Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2002             2001
                                                                    -------------    ------------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                       $   2,473        $   5,280
     Restricted cash equivalents                                            --              750
     Accounts receivable, less allowance for doubtful accounts          61,248           64,263
     Deferred income taxes                                               9,880            9,880
     Prepaid and other current assets                                    8,059            7,149
                                                                     ---------        ---------
         Total current assets                                           81,660           87,322

Property and equipment:
     Property and equipment                                             61,679           49,868
     Less accumulated depreciation                                      (8,983)          (2,858)
                                                                     ---------        ---------
                                                                        52,696           47,010

Intangible assets including goodwill, net                              171,600          170,912
Other long-term assets                                                   1,868            1,924
                                                                     ---------        ---------

         Total assets                                                $ 307,824        $ 307,168
                                                                     =========        =========

               LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                                $  15,434        $  19,937
     Accrued salaries, wages and benefits                               14,855           15,634
     Due to parent                                                      87,469           72,067
     Other accrued liabilities                                          23,154           27,782
     Current portion of long-term debt                                   1,350            1,350
                                                                     ---------        ---------
         Total current liabilities                                     142,262          136,770

Deferred income taxes                                                   10,757           10,757
Long-term debt, less current portion                                   128,946          129,746
Stockholder's equity:
     Common stock                                                           --               --
     Additional paid-in capital                                         76,361           75,527
     Retained deficit                                                  (52,033)         (45,625)
     Accumulated other comprehensive gain (loss)                         1,531               (7)
                                                                     ---------        ---------

         Total stockholder's equity                                     25,859           29,895
                                                                     ---------        ---------

         Total liabilities and stockholder's equity                  $ 307,824        $ 307,168
                                                                     =========        =========


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                       2002                  2001                  2002                  2001
                                                    ---------             ----------            ---------             ---------
Revenues                                            $  90,648             $  83,191             $ 263,700             $ 259,698

Expenses:
    Salaries, wages and benefits                       58,266                55,521               167,347               169,368
    Materials, supplies and services                   12,326                12,072                37,185                38,272
    Equipment and facilities rental                     6,646                 5,936                19,192                18,132
    Depreciation and amortization                       3,611                 5,283                 9,468                15,086
    Other operating expenses                            7,726                14,333                22,321                28,258
                                                    ---------             ---------             ---------             ---------
Total operating expenses                               88,575                93,145               255,513               269,116

Operating income (loss)                                 2,073                (9,954)                8,187                (9,418)

    Interest expense, net                               4,697                 5,411                13,723                16,246
    Other expense, net                                    659                 1,582                 1,043                 1,712
                                                    ---------             ---------             ---------             ---------
Loss before income taxes                               (3,283)              (16,947)               (6,579)              (27,376)

    Benefit (provision) for income taxes                  (55)                   69                   171                 1,098
                                                    ---------             ---------             ---------             ---------

Net loss                                            $  (3,338)            $ (16,878)            $  (6,408)            $ (26,278)
                                                    =========             =========             =========             =========


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                              2002                 2001
                                                           ---------             ---------
OPERATING ACTIVITIES:
Net loss                                                    $ (6,408)            $(26,278)

Adjustments to reconcile net loss to net
cash provided by operating activities:
    Depreciation and amortization                              9,468               15,086
    Deferred income taxes                                         --               (2,562)

Change in assets and liabilities:
    Accounts receivable                                        4,244                7,692
    Prepaid and other assets                                    (147)                  --
    Accounts payable and accrued liabilities                 (16,226)              (1,300)
    Other, net                                                 1,756                  862
                                                            --------             --------

NET CASH USED IN OPERATING ACTIVITIES                         (7,313)              (6,500)

INVESTING ACTIVITIES:
    Capital expenditures                                     (10,265)             (13,758)
    Acquisitions, net of cash                                     --               (2,700)
                                                            --------             --------

NET CASH USED BY INVESTING ACTIVITIES                        (10,265)             (16,458)

FINANCING ACTIVITIES:
    Proceeds from revolver, net                                   --               23,265
    Proceeds from intercompany borrowings, net                12,696                   --
    Equity contribution by parent                                834                   --
    Other, net                                                   491               (1,736)
                                                            --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     14,021               21,529
                                                            --------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,557)              (1,429)
Cash and cash equivalents at beginning of period               6,030                1,429
                                                            --------             --------

Cash and cash equivalents at end of period                  $  2,473             $     --
                                                            ========             ========


                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Worldwide Flight Services, Inc. (the "Company" or "Worldwide") Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated interim financial statements include the accounts of Worldwide together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

On October 5, 2001, Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings, Inc., the parent of Worldwide Flight Services, Inc. This acquisition did not result in a new entity, but it did result in a change in the basis of accounting. Consequently, the financial information at any point or for any period subsequent to October 5, 2001 is not comparable to financial information at any point or for any period prior to the acquisition.

Worldwide continues to gather information needed to reflect the acquired assets and liabilities at fair values as of the date of acquisition, therefore, the final allocation of the purchase price remains subject to change. Any changes in purchase price allocation identified from gathering this additional information may result in changes in goodwill and the related asset, liability and deferred tax amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Comprehensive Income (Loss)

The following table presents the components of total comprehensive income
(loss), net of tax, for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 (in thousands).

                                                        THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                           2002                 2001                 2002                 2001
                                                        ---------            -----------          ---------             ---------
Net loss ....................................            $ (3,338)            $(16,878)            $ (6,408)            $(26,278)
Foreign currency translation gain (loss) ....                 (15)                  --                1,538               (1,466)
                                                         --------             --------             --------             --------
    Total comprehensive loss ................            $ (3,353)            $(16,878)            $ (4,870)            $(27,744)
                                                         ========             ========             ========             ========

Common Stock

As of September 30, 2002 and December 31, 2001, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

Property and Equipment

Property and equipment are carried at cost or initial fair value and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repair costs are expensed as incurred. At the date of the acquisition, October 5, 2001, the fair value of fixed assets was estimated to be approximately their net book value of $47.9 million pending the completion of an appraisal. During the third quarter of 2002, we received an appraisal of the fair value of our fixed assets as of the acquisition date and adjusted the carrying value to reflect that fair value. Accordingly, we increased the value of our fixed assets by approximately $3.7 million, with a corresponding reduction to goodwill. We recorded depreciation expense of $0.6 million in the third quarter of 2002 to reflect the additional depreciation that would have occurred if we had the results of the fair value appraisal at October 5, 2001.

2. CHANGE IN ACCOUNTING FOR GOODWILL AND CERTAIN OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS No. 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary.

Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                        2002                  2001                  2002                  2001
                                     ---------              ---------             --------              ---------
Net loss:
Reported net loss .......             $ (3,338)             $(16,878)             $ (6,408)             $(26,278)
Goodwill amortization ...                   --                 1,604                    --                 4,855
                                      --------              --------              --------              --------
Adjusted net loss .......             $ (3,338)             $(15,274)             $ (6,408)             $(21,423)
                                      ========              ========              ========              ========

3. COMMITMENTS AND CONTINGENCIES

The National Transportation Safety Board (the "NTSB") is investigating the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

In addition to the NTSB investigation, we are one of several defendants in three individual lawsuits arising out of the crash. One of the suits is filed in state court in California, one in state court in Ohio, and one in state court in Texas. We believe that we have adequate insurance coverage for any liability that may ultimately be assessed in these suits.

Miami-Dade County is currently investigating various environmental conditions at the Miami International Airport. During the second quarter of 2001 the County filed a lawsuit against several companies operating within the airport. Worldwide was not directly named in this lawsuit, however we were named as a potential contributor. Worldwide's portion of the cleanup cost cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required and the proportion of costs that will ultimately be assigned to Worldwide. Other than the Miami-Dade action, we are not aware of any other significant environmental issues or related actions.

Actions and claims against the Company under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of its businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and can be reasonably estimated. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings, cash flows or consolidated financial position of Worldwide.

AMR Earn-Out

In connection with its initial acquisition from AMR Corporation ("AMR") on March 31, 1999, Worldwide is contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the acquisition. If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets therefore, no liability is recorded in our financial statements.

4. DEBT

As of September 30, 2002, our long-term debt consisted primarily of $125.8 million of 12 1/4 % Senior Notes due August 2007 (the "Senior Notes") and $4.5 million of capital lease obligations. Our obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by our domestic subsidiaries (see Note 8).

On October 5, 2001 we established an intercompany demand loan from our parent Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At September 30, 2002, the outstanding balance was $87.5 million, which consists of $83.9 million of principal, $1.9 million of interest and $1.7 million of fees related to a consulting arrangement with Vinci Airports US Inc. This loan is subordinate to the JPMorgan Chase Bank line of credit facility discussed below.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase"), which expires on March 31, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At September 30, 2002, there was no outstanding balance due on this facility.

On September 20, 2002, we entered into an uncommitted line of credit facility (the "Lyonnais Facility") with Credit Lyonnais for the issuance of standby letters of credit. Subject to the discretion of Credit Lyonnais, the maximum amount available for letters of credit is $15.0 million. The Lyonnais Facility is guaranteed by Vinci SA and is subject to certain financial and non-financial covenants. Interest on outstanding letters of credit is charged at a rate equal to 65 basis points per annum. As September 30, 2002, there was $5.8 million in letters of credit issued and outstanding.

5. RESTRUCTURING CHARGES

The following table summarizes the activity related to the restructuring reserve (in thousands):

                                           RESERVE BALANCE                                 RESERVE BALANCE
DESCRIPTION                               DECEMBER 31, 2001   REVISIONS       PAYMENTS   SEPTEMBER 30, 2002
-----------                               -----------------   ---------       --------   ------------------
Involuntary employee severance .........        $ 1,691        $   397         $(1,179)        $   909
Non-employee contract terminations .....            628           (609)            (19)             --
Lease terminations .....................             54             --             (54)             --
Other exit costs .......................            252             --             (44)            208
Other business restructuring ...........            459           (130)           (329)             --
                                                -------        -------         -------         -------
    Total ..............................        $ 3,084        $  (342)        $(1,625)        $ 1,117
                                                =======        =======         =======         =======

The final allocation of the purchase price remains subject to change, therefore, these revisions to our restructuring reserve were made through goodwill.

6. RELATED PARTY TRANSACTIONS

On October 5, 2001 we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. (See Note 4) The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. For the nine-month period ended September 30, 2002, we borrowed an additional $12.7 million, net and accrued $1.5 million in interest expense. In addition, we accrued $1.2 million in fees for management services provided by Vinci Airports US Inc.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Acquisition Corp. ("ACAC") and its subsidiaries. Worldwide has no ownership in ACAC or any of its subsidiaries, therefore, ACAC's financial information is not included in the consolidated financial statements of Worldwide.

As of September 30, 2002 Vinci Airports US Inc. and ACAC had purchased $63.9 million and $10.0 million, respectively, of our Senior Notes on the open market. ACAC purchased the notes in 2001. Vinci Airports US Inc. purchased $5.0 million of Notes in October 2001, $22.4 million in December 2001, $8.0 million in July 2002, $20.5 million in August 2002 and $8.0 million in September 2002. On February 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment from us of $1.4 million and $0.6 million, respectively, on these notes. On August 15, 2002 Vinci Airports US Inc. and ACAC received an interest payment from us of $3.1 million and $0.6 million, respectively, on these notes.

7. FINANCIAL INSTRUMENTS

In connection with the former Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. These caps have a notional amount of $20.0 million and $50.0 million at September 30, 2002 and December 31, 2001, respectively. In March 2002, $30.0 million of these caps expired and the remaining $20.0 million expire in March 2003. The approximate fair value of these instruments at September 30, 2002 and December 31, 2001 was zero.

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Notes discussed in Note 4 are fully and unconditionally guaranteed on a joint and several basis by our current domestic subsidiaries. Foreign subsidiaries do not guarantee the Senior Notes. The following tables present condensed consolidating financial information for the Company, its subsidiary guarantors and non-guarantor foreign subsidiaries (in thousands):


                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                                GUARANTOR    NON-GUARANTOR
                                                                COMBINED       COMBINED
                                                                DOMESTIC        FOREIGN
                                               WORLDWIDE      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------   --------------   ------------     ------------
Current assets:
  Cash and cash equivalents ............        $  1,508        $    212        $    753        $     --         $  2,473
  Accounts receivable, net .............          45,791           2,937          12,520              --           61,248
  Other current assets .................          12,497             262           5,180              --           17,939
                                                --------        --------        --------        --------         --------
      Total current assets .............          59,796           3,411          18,453              --           81,660
Non-current assets:
  Property and equipment, net ..........          31,380             343          20,973              --           52,696
  Intercompany receivable ..............          18,852              --              --         (18,852)              --
  Investment in affiliates .............           4,202              --              --          (4,202)              --
  Intangible assets including
  goodwill, net ........................         168,173              --           3,427              --          171,600
  Other long-term assets ...............           1,428             146             294                            1,868
                                                --------        --------        --------        --------         --------
      Total non-current assets .........         224,035             489          24,694         (23,054)         226,164
                                                --------        --------        --------        --------         --------

      Total assets .....................        $283,831        $  3,900        $ 43,147        $(23,054)        $307,824
                                                ========        ========        ========        ========         ========

Current liabilities:
  Accounts payable .....................        $  6,997        $    210        $  8,227        $     --         $ 15,434
  Intercompany payables ................              --           1,412          17,440         (18,852)              --
  Due to Parent ........................          82,952              --           4,517                           87,469
  Other accrued liabilities ............          31,870           1,134           6,355              --           39,359
                                                --------        --------        --------        --------         --------
      Total current liabilities ........         121,819           2,756          36,539         (18,852)         142,262
Non-current liabilities:
  Long-term debt .......................         125,332             222           3,392              --          128,946
  Deferred income taxes ................          10,757              --              --              --           10,757
                                                --------        --------        --------        --------         --------
      Total non-current liabilities ....         136,089             222           3,392              --          139,703

Stockholder's equity ...................          25,923             922           3,216          (4,202)          25,859
                                                --------        --------        --------        --------         --------
      Total liabilities and
      stockholder's equity .............        $283,831        $  3,900        $ 43,147        $(23,054)        $307,824
                                                ========        ========        ========        ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR
                                                                  COMBINED       NON-GUARANTOR
                                                                  DOMESTIC      COMBINED FOREIGN
                                                WORLDWIDE       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                ---------       ------------    ----------------    ------------      ------------
Revenues ...............................        $ 210,747         $   9,158         $  43,795         $      --         $ 263,700
Expenses:
  Salaries, wages and benefits .........          144,239             6,750            16,358                --           167,347
  Materials, supplies, and services ....           36,690                45               450                --            37,185
  Equipment and facility rental ........           13,588               313             5,291                --            19,192
  Depreciation and Amortization ........            8,354               101             1,013                --             9,468
  Other miscellaneous expenses .........            2,986             2,034            17,301                --            22,321
                                                ---------         ---------         ---------         ---------         ---------
      Operating expenses ...............          205,857             9,243            40,413                --           255,513

Operating income (loss) ................            4,890               (85)            3,382                --             8,187

  Interest expense, net ................           12,917                --               806                --            13,723
  Other expense, net ...................            1,021                12                10                --             1,043
  Equity in earnings of subsidiaries ...            2,469                --                --            (2,469)               --
                                                ---------         ---------         ---------         ---------         ---------
Income (loss) before income taxes ......           (6,579)              (97)            2,566            (2,469)           (6,579)
Benefit for income taxes ...............              171                46              (605)              559               171
                                                ---------         ---------         ---------         ---------         ---------
Net income (loss) ......................        $  (6,408)        $     (51)        $   1,961         $  (1,910)        $  (6,408)
                                                =========         =========         =========         =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                    GUARANTOR
                                                                     COMBINED       NON-GUARANTOR
                                                                     DOMESTIC      COMBINED FOREIGN
                                                    WORLDWIDE      SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                    ---------      ------------    ----------------  ------------  ------------
Cash provided by (used in) operating
  activities ................................        $(10,517)        $ (1,028)        $  4,232         $ --        $ (7,313)
Cash used in investing activities ...........            (358)            (153)          (9,754)          --         (10,265)
Cash provided by financing activities .......           6,202            1,343            6,476           --          14,021
                                                     --------         --------         --------         ----        --------
Change in cash ..............................        $ (4,673)        $    162         $    954         $ --        $ (3,557)
                                                     ========         ========         ========         ====        ========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                   GUARANTOR
                                                                    COMBINED      NON-GUARANTOR
                                                                    DOMESTIC     COMBINED FOREIGN
                                                     WORLDWIDE    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     --------     ------------   ----------------  ------------     ------------
Current assets:
  Accounts receivable, net ..................        $ 50,530        $  2,195        $ 11,538        $     --         $ 64,263
  Other current assets ......................          19,660             301           3,098              --           23,059
                                                     --------        --------        --------        --------         --------
      Total current assets ..................          70,190           2,496          14,636              --           87,322
Non-current assets:
  Property and equipment, net ...............          32,606             291          14,113              --           47,010
  Intercompany receivable ...................          15,552              --              --         (15,552)              --
  Investment in affiliates ..................           3,108              --              --          (3,108)              --
  Intangible assets including
    goodwill, net ...........................         167,830              --           3,082              --          170,912
Other long-term assets ......................           1,667             138             119              --            1,924
                                                     --------        --------        --------        --------         --------
      Total assets ..........................        $290,953        $  2,925        $ 31,950        $(18,660)        $307,168
                                                     ========        ========        ========        ========         ========

Current Liabilities:
  Accounts payable ..........................        $ 12,302        $    441        $  7,194        $     --         $ 19,937
  Intercompany payables .....................              --              16          15,536         (15,552)              --
  Due to parent .............................          72,067              --              --              --           72,067
  Other accrued liabilities .................          39,708           1,310           3,748              --           44,766
                                                     --------        --------        --------        --------         --------
      Total current liabilities .............         124,077           1,767          26,478         (15,552)         136,770
Non-current liabilities and stockholder's
equity:
  Long-term debt ............................         126,224             185           3,337              --          129,746
  Deferred income taxes .....................          10,757              --              --              --           10,757
  Stockholder's equity ......................          29,895             973           2,135          (3,108)          29,895
                                                     --------        --------        --------        --------         --------
      Total liabilities and
      stockholder's equity ..................        $290,953        $  2,925        $ 31,950        $(18,660)        $307,168
                                                     ========        ========        ========        ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                  GUARANTOR
                                                                   COMBINED        NON-GUARANTOR
                                                                   DOMESTIC      COMBINED FOREIGN
                                                  WORLDWIDE      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                  ---------      ------------    ----------------     ------------      ------------
Revenues .................................        $ 213,985         $   8,853         $  36,860         $      --         $ 259,698
Expenses:
  Salaries, wages and benefits ...........          149,212             5,958            14,198                --           169,368
  Materials, supplies, and services ......           37,712                99               461                --            38,272
  Equipment and facility rental ..........           13,249               356             4,527                --            18,132
  Depreciation and amortization ..........           14,150                67               869                --            15,086
  Other miscellaneous expenses ...........           11,806             2,686            13,766                --            28,258
                                                  ---------         ---------         ---------         ---------         ---------
     Operating expenses ..................          226,129             9,166            33,821                --           269,116
                                                  ---------         ---------         ---------         ---------         ---------
Operating income (loss) ..................          (12,144)             (313)            3,039                --            (9,418)

  Interest expense, net ..................           16,134                --               112                --            16,246
  Other expense, net .....................            1,487                 4               221                --             1,712
  Equity in earnings of subsidiaries .....            2,389                --                --            (2,389)               --
                                                  ---------         ---------         ---------         ---------         ---------
Income (loss) before income taxes ........          (27,376)             (317)            2,706            (2,389)          (27,376)
Benefit (provision) for income taxes .....            1,098               123              (788)              665             1,098
                                                  ---------         ---------         ---------         ---------         ---------
Net income (loss) ........................        $ (26,278)        $    (194)        $   1,918         $  (1,724)        $ (26,278)
                                                  =========         =========         =========         =========         =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                               GUARANTOR
                                                                COMBINED        NON-GUARANTOR
                                                                DOMESTIC      COMBINED FOREIGN
                                                WORLDWIDE     SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ---------     ------------    ----------------  ------------    ------------
Cash provided by (used in)
operating activities ...................        $ (9,370)        $    882         $  1,988         $   --        $ (6,500)
Cash used in investing activities ......          (9,396)          (1,375)          (5,687)            --         (16,458)
Cash provided by
financing activities ...................          18,599              812            2,118             --          21,529
                                                --------         --------         --------         ------        --------
Change in cash .........................        $   (167)        $    319         $ (1,581)        $   --        $ (1,429)
                                                ========         ========         ========         ======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating income, and net loss for the three-month period ended September 30, 2002 were $90.6 million, $2.1 million, and $3.3 million, respectively. Revenue, operating loss, and net loss for the three-month period ended September 30, 2001 were $83.2 million, $10.0 million, and $16.9 million, respectively.

Revenues, operating income, and net loss for the nine-month period ended September 30, 2002 were $263.7 million, $8.2 million, and $6.4 million, respectively. Revenue, operating loss, and net loss for the nine-month period ended September 30, 2001 were $259.7 million, $9.4 million, and $26.3 million, respectively.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the airline industry experienced a sharp decline in passenger traffic and yields. As a result, our revenues during September 2001 and the following months were negatively impacted. In response to these attacks, many airlines reduced their operating schedules by as much as 20%. Our 2002 results continue to be adversely impacted by the September 11, 2001 attacks and the resulting effect on the economy and the air transportation industry.

In November 2001 the Aviation and Transportation Security Act ("ATSA") was enacted, creating a new government agency, the Transportation Security Administration ("TSA"). The newly formed TSA is part of the United States Department of Transportation and is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers, including Worldwide; however, the TSA is required to have its own federal employees performing these functions by November 2002. In the third quarter of 2002, the TSA assumed most of our passenger screening activity, which represents less than 6.0% of Worldwide's annual revenue.

Revenues

Total revenues increased $7.4 million to $90.6 million for the quarter ended September 30, 2002 and increased $4.0 million to $263.7 million in the nine-month period ended September 30, 2002 compared to the same periods in 2001. In 2002, revenues were positively impacted by an increase in the number of new service contracts. Furthermore, revenues in September 2001 were negatively impacted by the terrorist attacks. For the nine-month period 2002, these increases were partially offset by a decrease in deicing revenues in the first quarter and by the residual effects of September 11, 2001 that spilled over into the first half of 2002.

Salaries, wages and benefits

Salaries, wages and benefits increased $2.8 million to $58.3 million for the quarter ended September 30, 2002 and decreased $2.1 million to $167.3 million in the nine-month period ended September 30, 2002 compared to the same periods in 2001. The $2.8 million increase is primarily attributable to the events of September 11, 2001, during which time we experienced brief shutdown of our operations followed by a sharp decline in flight frequencies. These events consequently reduced our labor needs during that period. The $2.1 million decrease in the nine-month period is mainly due to the impact of our headquarter restructuring in December 2001 and better management of manpower at field locations.

Materials, supplies and services

Materials, supplies and services increased $0.2 million to $12.3 million for the quarter ended September 30, 2002 and decreased $1.1 million to $37.2 million in the nine-month period ended September 30, 2002, compared to the same periods in 2001. The $0.2 million increase mainly relates to new service contracts in the third quarter of 2002, partially offset by a decrease in legal expenses due primarily to changes in our administrative procedures. The $1.1 million decrease for the nine-month period in 2002 is primarily attributable to a decrease in legal expenses and temporary labor. In addition, we experienced a decrease in the costs associated with deicing and experienced lower flight frequencies during the first quarter of 2002. These decreases were partially offset by new service contracts.

Depreciation and amortization

Depreciation and amortization decreased $1.7 million to $3.6 million for the quarter ended September 30, 2002 and decreased $5.6 million to $9.5 million in the nine-month period ended September 30, 2002, compared to the same periods in 2001. The decrease is primarily attributable to the impact of adopting SFAS No. 142, which eliminated the amortization of goodwill. In connection with the fair value appraisal obtained in the third quarter, we adjusted our depreciation expense to reflect the additional depreciation that would have occurred if we had the results of the fair value appraisal at October 5, 2001. This additional depreciation expense of $0.6 million partially offset the benefit from adopting SFAS No. 142.

Other operating expenses

Other operating expenses decreased $6.6 million to $7.7 for the quarter ended September 30, 2002 and decreased $6.1 million to $22.3 million in the nine-month period ended September 30, 2002, compared to the same periods in 2001. These decreases are mainly attributable to decreases in bad debt charges, payroll processing fees, aviation damage charges, airport fees and various other miscellaneous operating expenses. In September 2001, as a result of the terrorist attacks, management reassessed the future value of certain assets including receivables. In the summer of 2001, we implemented the payroll module of SAP, eliminating the need for third-party payroll processing. The Aviation Department of Miami-Dade County International Airport performed an audit of our Gross Revenues calculation, which is used in determining the airport fees paid under our general aeronautical services permit. In connection with that audit the airport assessed $0.8 million in additional airport fees which was recorded in September 2001. In addition, our insurance cost increased in 2002 as a result of the terrorist attacks on September 11, 2001.

Operating income

For the quarter ended September 30, 2002, we had operating income of $2.1 million, compared to an operating loss of $10.0 million in 2001. For the nine-month period ended September 30, 2002, we had operating income of $8.2 million, compared to an operating loss of $9.4 million in 2001. Operating income was positively impacted by increased revenues and the reduction of other costs as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Until the acquisition on October 5, 2001, our primary sources of liquidity were cash flows from operations and borrowings under the former Senior Secured Credit Facility. At the change of control the Senior Secured Credit Facility was terminated and fully repaid for $46.5 million. From October 5, 2001, the primary source of liquidity was cash flows from borrowings under the intercompany demand loan.

The intercompany demand loan from Vinci Airports US Inc. was established to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At September 30, 2002, the outstanding balance was $85.8 million.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase"), which expires on March 31, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At September 30, 2002, there was no outstanding balance due on this facility.

On September 20, 2002, we entered into an uncommitted line of credit facility (the "Lyonnais Facility") with Credit Lyonnais for the issuance of standby letters of credit. Subject to the discretion of Credit Lyonnais, the maximum amount available for letters of credit is $15.0 million. The Lyonnais Facility is guaranteed by Vinci SA and is subject to certain financial and non-financial covenants. Interest on outstanding letters of credit is charged at a rate equal to 65 basis points per annum. As September 30, 2002, there was $5.8 million in letters of credit issued and outstanding.

In the nine-month period ended September 30, 2002, $7.3 million of net cash was used in operations and $12.7 million net was borrowed under the intercompany demand loan. In addition to funding operations, approximately $10.3 million was used to fund capital expenditures. At September 30, 2002, we had $2.5 million in cash and cash equivalents.

As of September 30, 2002, we had $130.3 million of long-term debt of which approximately $1.4 million is due within one year. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million and $4.5 million in capital lease obligations. The Senior Notes are due in 2007 and interest is payable semi-annually on February 15 and August
15. Based on the Senior Notes outstanding at September 30, 2002 our annual interest payments are approximately $15.3 million.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In the nine-month period ended September 30, 2002, we spent $10.3 million on capital expenditures, primarily for warehouses and ground handling equipment to support our business, compared to $13.8 million during the same period in 2001. In 2002 we expect a continued reduction in our capital expenditures mainly attributable to the declining economic conditions of the airline industry and the completion of several core computer projects in 2001.

Our working capital requirements, capital expenditures and scheduled debt service requirements for the next twelve months will be provided through a combination of anticipated cash flow generated from operations and borrowings.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11, 2001. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS No. 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary. Application of the non-amortization provisions of SFAS No. 142 avoided goodwill amortization expense of approximately $6.4 million for the nine-month period ended September 30, 2002, based on the goodwill balance at December 31, 2001. On January 1, 2002, we also adopted SFAS No. 141, Business Combinations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which did not have any impact on our financial statements.

We plan to adopt SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS No. 146, Accounting For Cost Associated With Exit or Disposal Activities as required on January 1, 2003. We are studying the impact that these new standards will have on our consolidated financial statements and currently do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe the following critical accounting policies require the most significant estimates and judgments.

As a result of the acquisition on October 5, 2001, we adjusted our assets and liabilities to their estimated fair values as required by the purchase method of accounting. These estimates were based on the nature of our assets and liabilities, as well as our understanding of current market conditions. In connection with this acquisition, we initially recorded goodwill of $210.9 million, which represented the difference between the purchase price and the initial estimate of the fair value of net assets acquired on the date of the transaction. During the third quarter of 2002, we received an appraisal of the fair value of our fixed assets and adjusted the carrying value to reflect that fair value at the acquisition date. Accordingly, we increased the value of our fixed assets by approximately $3.7 million, with a corresponding reduction to goodwill. We will periodically review our goodwill for impairment in accordance with SFAS No. 142. (See Note 2)

We periodically review the estimated useful lives of our depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and our maintenance policy.

The following is a listing of other items that are inherently uncertain and require subjective and complex judgments:

        o        Health and medical liability

        o        Workers compensation liability

        o        Allowance for doubtful accounts

        o        Provisions for legal and environmental reserves

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended September 30, 2002 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Worldwide's management, including the Chief Executive Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 3 of Notes to Consolidated Financial Statements herein for a description of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibits Index, which immediately precedes such exhibits.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WORLDWIDE FLIGHT SERVICES, INC.
                                                 (Registrant)

August 14, 2002                          By: /s/ JEAN-FRANCOIS GOUEDARD
                                         --------------------------------------
                                         Jean-Francois Gouedard
                                         President and Chief Executive Officer
                                         (duly authorized signatory)


August 14, 2002                          By: /s/ JAY P. NORRIS
                                         ---------------------------------------
                                         Jay P. Norris
                                         Controller
                                         (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                  (Registrant)

August 14, 2002                            By: /s/ JEAN-FRANCOIS GOUEDARD
                                           -------------------------------------
                                           Jean-Francois Gouedard
                                           President and Chief Executive Officer
                                           (duly authorized signatory)


August 14, 2002                            By: /s/ JAY P. NORRIS
                                           -------------------------------------
                                           Jay P. Norris
                                           Controller
                                           (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OXFORD ELECTRONICS, INC.
                                                     (Registrant)

August 14, 2002                            By: /s/ JEAN-FRANCOIS GOUEDARD
                                           -------------------------------------
                                           Jean-Francois Gouedard
                                           President and Chief Executive Officer
                                           (duly authorized signatory)


August 14, 2002                            By: /s/ JAY P. NORRIS
                                           -------------------------------------
                                           Jay P. Norris
                                           Controller
                                           (Principal Accounting Officer)

CERTIFICATION WORLDWIDE FLIGHT SERVICES, INC.
CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Jean-Francois Gouedard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Worldwide Flight Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Jean-Francois Gouedard

Jean-Francois Gouedard
Chief Executive Officer

 EXHIBITS INDEX
                                   ITEM 6(a)

  EXHIBIT                                                                                             PAGE
  NUMBER        DESCRIPTION                                                                          NUMBER
  -------       -----------                                                                          ------
     99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

     99.2       Uncommitted Letter of Credit Agreement dated September 20, 2002 between Worldwide
                Flight Services, Inc. and Credit Lyonnais (Filed herewith)

     99.3       Parent agreement associated with the Uncommitted Letter of Credit Agreement dated
                September 20, 2002 between Worldwide Flight Services, Inc. and Credit Lyonnais
                (Filed herewith)