Form 10-K
period 2002-12-31
OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2003-03-27
CIK 1137445, 1095855, 1096002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 333-88593

                         WORLDWIDE FLIGHT SERVICES, INC.
             (Exact Name of Registrant as specified in its charter)

              DELAWARE                                   75-1932711
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   1925 W. JOHN CARPENTER FREEWAY
              SUITE 450
            IRVING, TEXAS                                   75063
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (972) 629-5000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

All 1,000 shares of common stock, par value $.01 per share (Common Stock) of the registrant are held by the parent corporation. No shares of Common Stock are held by non-affiliates.

As of December 31, 2002, the Registrant had outstanding 1,000 shares of voting Common Stock and no shares of non-voting Common Stock.

                       Documents Incorporated by Reference

                                      NONE

                                 CO-REGISTRANTS

                                          STATE OR OTHER     PRIMARY STANDARD
                                         JURISDICTION OF        INDUSTRIAL      I.R.S. EMPLOYER
EXACT NAME OF CO-REGISTRANT AS           INCORPORATION OR     CLASSIFICATION     IDENTIFICATION
  SPECIFIED IN ITS CHARTER                ORGANIZATION          CODE NUMBER          NUMBER

Worldwide Flight Security Service
Corporation...........................       Delaware              4581            75-2276559

Oxford Electronics, Inc...............       Delaware              4581            11-2407710

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----

Item 1.    Business                                                              2
Item 2.    Properties                                                            6
Item 3.    Legal Proceedings                                                     7
Item 4.    Submission of Matters to a Vote of Security Holders                   7
Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters                                                             8
Item 6.    Selected Financial Data                                               8
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk           16
Item 8.    Financial Statements and Supplementary Data                          16
Item 9.    Changes in and Disagreements with Accountants of Accounting and
             Financial Disclosure                                               16
Item 10.   Directors and Executive Officers of the Registrant                   17
Item 11.   Executive Compensation                                               19
Item 12.   Security Ownership of Certain Beneficial Owners and Management       21
Item 13.   Certain Relationships and Related Transactions                       21
Item 14.   Controls and Procedures                                              22
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K     23
           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act     27
             of 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward - looking statements include, among other things, the matters discussed under "Item 1. Business -- Risk Factors" and the following possibilities:

- general economic conditions or conditions affecting the aviation industry or other industries that ship cargo by air, whether internationally, nationally, or in the states in which we do business, are less favorable than expected

-     competitive pressures in the industry increase

- loss of significant customers through bankruptcy, industry consolidation or other factors

- geopolitical unrest surrounding the aviation industry such as war or acts of terrorism

-     future revenues are lower than expected

- increase in payroll or other costs and/or shortage of an adequate base of employees

- expected cost savings or revenues from our acquisitions or expected cost savings from our restructuring plan are not fully realized or realized within the expected time frame

- inability to obtain additional capital due to covenant restrictions or other factors, and/or increase in debt levels beyond our ability to support repayment

-     changes in the interest rate environment

You are cautioned not to place undue reliance on forward-looking statements contained in this report as these statements speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, "we" and "Worldwide" are used in this report to refer to the business of Worldwide Flight Services, Inc. and its consolidated subsidiaries. In addition, "MAS," "Aerolink," and "Oxford" are used to refer to the business of Miami Aircraft Support, Inc., Aerolink International, Inc. and its affiliates, and Oxford Electronics, Inc., respectively.

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation ("AMRS"), a subsidiary of AMR Corporation ("AMR"). On March 31, 1999, Worldwide was acquired by WFS Holdings, Inc. ("Holdings"), which was owned by Castle Harlan Partners III, L.P., its affiliates (collectively "Castle Harlan") and some members of Worldwide's management (the "Castle Harlan Acquisition"). Following the acquisition, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

Since March 1999 Worldwide has made three significant acquisitions: on August 12, 1999 Worldwide purchased all of the stock of Miami Aircraft Support, Inc. for approximately $63.0 million; on August 23, 1999 Worldwide purchased all of the stock of Aerolink International, Inc. and its affiliates for approximately $5.9 million, plus an earn-out of $1.0 million which was paid in 2000; and on April 5, 2000 Worldwide purchased all the stock of Oxford Electronics, Inc. for approximately $9.6 million, plus a deferred payment of $2.5 million which was paid in the first quarter of 2001. On December 31, 2000, Miami Aircraft Support Inc. and Aerolink International, Inc. were merged into Worldwide.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the aviation industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. This reduction in frequencies significantly reduced our revenues and earnings, as well as weakened our cash position, during the months following the attacks. The economic conditions remained sluggish throughout 2002 and air traffic has not returned to pre-September 11 levels.

On October 5, 2001 Vinci Airport, Inc., a Delaware corporation which changed its name to Vinci Airports US Inc. on February 19, 2002, acquired all of the capital stock of WFS Holdings Inc. (the "2001 Acquisition"). Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airport Services SNC. The transaction was consummated pursuant to an Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Leasing Corp., formally known as Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. Airline Container Leasing Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

In November 2001 the Aviation and Transportation Security Act ("ATSA") was enacted, creating a new government agency, the Transportation Security Administration ("TSA"). The TSA, now part of the United States Department of Homeland Security ("DHS"), is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. During the transition period which ended in November 2002, the TSA provided most passenger-screening functions by contracting with private-sector security providers including Worldwide. For the year ended December 31, 2002, we derived approximately $20.7 million in revenues from these security-screening contracts. By November 2002, the TSA assumed all passenger-screening functions using federal employees.

Services

Worldwide is a leading provider of aviation services, operating in approximately ninety airports throughout North America, Europe and Hong Kong. With approximately ten thousand employees, we provide cargo handling, technical contracting and ramp and passenger services to over 300 customers. Our customer base is primarily passenger airlines, air-cargo carriers and airports.

Cargo Handling: Cargo handling consists primarily of handling goods in a warehouse to make them ready for transport. We also manage warehouse facilities for selected customers where we process inbound freight, remove it from pallets or containers, store it and facilitate further shipping or pickup. We are one of the largest service providers for express air-cargo carriers that deliver time sensitive parcels, mail and other cargo. We also handle various types of cargo items, including perishables, electronic equipment, valuables and bulk items for other air carrier customers. We provide cargo-handling services at various U.S., Canadian and European airports. In France we are a leading provider of cargo services with operations in eight major airports.

Ramp Services: Ramp services are principally provided to passenger and freight aircraft and include guiding the aircraft to and from the gate; loading and unloading baggage and freight; fueling aircraft; managing airport fuel storage facilities; de-icing aircraft; cleaning cabins; and providing heating, air conditioning, lavatory and water services for aircraft. We provide ramp services at various U.S., Canadian and Asian airports.

Passenger Services: Passenger services include curbside baggage checking, airline lounge staffing, gate departure services, passenger baggage services and special services. We also provide ticket counter services, which include helping passengers check baggage, receive boarding passes, purchase tickets and obtain flight-related information. We provide passenger services at various U.S., Canadian and Asian airports.

Technical Services: Technical services are principally provided to airports and include preventative maintenance and mechanical support for jet bridges, baggage conveyors and ground equipment. We provide technical services at various U.S. airports.

Customers

We service over 300 customers, which consist primarily of passenger airlines, air-cargo carriers and airports. We also provide a variety of services to freight forwarders and other non-airline customers. Our airline customers include American Airlines and its affiliates (collectively "American"), Air France, British Airways, China Airlines, Continental Airlines, Korean Air Lines, SAS and Saudi Arabian Airlines. Air-cargo carrier customers include the United States Postal Service, UPS, DHL, NCA, Emery, Cargo Lux and BAX Global. Significant airport customers include the Port of New York Authority, Houston Intercontinental Airport and the Hong Kong Airport Authority. Our top ten customers, including American, accounted for approximately 45.0% of total revenues for the twelve months ended December 31, 2002. Other than American, which accounted for approximately 20.5% of total 2002 revenues, no single customer accounted for more than 10% of our revenues.

We generally provide service under contract and at December 31, 2002 we had over 700 service contracts. These contracts are typically based on standard industry forms that are customized to fit the desired contractual arrangement. Most of our service contracts are effective for a specified term and allow for termination upon a sixty-day notice. Many of our contracts automatically renew after the initial term, but become terminable by either party with a sixty-day notice. Several of our contracts contain price escalation clauses which are linked to the consumer price index. Under these clauses, we are generally permitted to increase our prices in correlation with consumer price index increases or a percentage thereof.

Competition

The ground services industry consists of a large number of domestic and international service providers. Although many of these companies operate at multiple airports, only a few provide services nationally or internationally. In the United States, our principal competitors include nationally operated ground service providers such as Swissport, Hudson General Corporation (subsidiary of Globeground) and Menzies Aviation Group (formerly Ogden Aviation Corporation), as well as many smaller companies that operate regionally or at individual airports. Internationally, we compete principally with international ground service providers such as Cargo Service Centers (a subsidiary of Swissport), Globeground, Servisair (both subsidiaries of Penauille Polyservices Group), Menzies Aviation Group and Swissport. In addition, we indirectly compete with various airlines that perform a large portion of their ground services in-house.

The principal competitive factors in our industry are price, reputation, quality of service, breadth of service and experience. We believe that we compare favorably to our competition with respect to all of these factors.

Employees

As of December 31, 2002 we had approximately ten thousand employees worldwide, of which approximately 38% worked part-time. In 2002 approximately 50% of our U.S. employees were represented by collective bargaining agreements. These employees are typically represented by the Transport Workers Union ("TWU") and consist primarily of cargo handlers, mechanics and ramp services workers. Our agreement with the TWU is effective through September 2003.

In Canada, approximately 500 of our employees are represented by the Canadian Auto Workers Union. Approximately 250 of these employees are covered by an agreement in effect until June 2003. The remaining 250 employees are covered by an agreement that expires in September 2003. Additionally, the International Association of Machinists represents approximately 120 employees in Canada. In certain other countries, we are subject to industry-wide collective bargaining agreements, as well as local labor laws.

We have not experienced any material business interruption as a result of labor disputes and believe that we have a good relationship with our unions and employees.

Regulatory Compliance

As a service provider in the aviation industry we are subject to a significant number of regulations, including those promulgated by the Federal Aviation Administration ("FAA"), the United States Department of Transportation ("DOT"), the United States Environmental Protection Agency ("EPA"), the National Transportation Safety Board ("NTSB"), the DHS and others.

The ATSA, which was enacted in November 2001, requires the TSA to provide screening for all passengers and property, including U. S. mail, cargo, carry-on and checked baggage. As airport and passenger security evolves, we expect a significant number of new regulations and guidelines, which could significantly increase the cost of providing certain services to our customers.

Because we accept or otherwise handle hazardous materials, such as explosives and toxic materials, we must register with the DOT and comply with all its regulations governing the handling, packaging, marking, labeling and transportation of hazardous materials. In addition, employees who accept or handle hazardous materials must comply with DOT safety regulations. Failure to properly handle, package, mark, label or transport hazardous materials or to properly train employees involved in handling hazardous materials could result in significant penalties and fines.

While we do not hold an FAA-issued repair station certificate and do not promote ourselves as an FAA-certificated repair station, we employ certified and rated mechanics that perform limited aircraft maintenance. These mechanics must perform their duties in accordance with FAA Regulations and failure to comply with these regulations could result in significant penalties and fines.

We currently have an FAA approved random drug testing and alcohol abuse program, officially known as the Drug and Alcohol Misuse Prevention Program, which covers our certified mechanics and other employees who perform safety sensitive functions. If we fail to comply with the FAA drug and alcohol regulations, we could be fined or restricted from performing these services in the future.

Environmental

We manage fueling operations in only a few locations, but in most of our locations, we conduct maintenance activities related to our ground service equipment. Both of these activities require us to store and dispose of various petroleum products. The EPA and other state and local environmental agencies regulate activities related to the storage, disposal and remediation of petroleum-based products used in the aviation industry. As a result, we are required to comply with a variety of international, federal, state and local laws and regulations relating to environmental protection. In addition, we are required to comply with various airport authority storm water pollution prevention plans and permits and train employees on preserving clean water according to the plans or permits. Although we believe we are in compliance with all related environmental laws and regulations, engaging in these activities may result in obligations to remove or mitigate the effects on the environment.

In connection with the Castle Harlan Acquisition, Worldwide obtained environmental indemnities from AMR, subject to deductibles, for all environmental liabilities that relate to periods prior to the closing of that acquisition. We also received environmental indemnities from the sellers of MAS, Aerolink and Oxford.

Risk Factors

IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH AMERICAN AND OTHER SIGNIFICANT CUSTOMERS, IT COULD ADVERSELY AFFECT OUR BUSINESS

Revenues from our top ten customers, including American, accounted for approximately 45.0% of our total revenues for the twelve months ended December 31, 2002. American accounted for approximately 20.5% of our total revenues for that same period. If we fail to maintain our relationship with American or experience a significant reduction in business from American or from any of our significant customers, it could adversely affect our business and limit our ability to meet operating requirements or to service debt obligations.

Many of our customers, including American, currently provide a significant portion of their own ground services. Revenues from these customers could decrease if they choose to in-source these services.

OUR CUSTOMERS MAY TERMINATE THEIR CONTRACTS WITH US ON SHORT NOTICE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In general, most of our contracts have a one-year term, however, the customer can terminate service with a sixty-day written notice. After the initial term, many of our contracts convert to a month-to-month contract, which allows either party to terminate the contract upon a sixty-day written notice. Performance related terminations require little or no notice. While we believe these terms are typical in the industry, we can provide no assurance that customers will not terminate their contracts. The termination of significant contracts could adversely affect our business.

OUR RIGHTS TO OPERATE AT AIRPORTS COULD BE TERMINATED BY LOCAL AIRPORT AUTHORITIES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

In order to provide services at an airport, the local airport authority must first grant us permission to operate at the airport. This permission is commonly granted through the issuance of a permit. In addition, we are required to maintain certain licenses and consents to comply with the terms of these permits or other standards set by the airport authority. In many cases, the permit can be revoked or otherwise terminated by the airport authority at will and without cause. The loss of one or more of our permits, licenses or consents could affect our ability to operate at these airports, which in turn could adversely affect our business.

THE OCCURRENCE OF SIGNIFICANT ADVERSE EVENTS AFFECTING THE AVIATION INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

The majority of our services are provided to air-cargo and passenger airlines. As such, the events that affect those businesses will likely affect our business. Events affecting the aviation industry may include acts of war, terrorism, a prolonged increase in fuel costs, union strikes, an economic downturn in one or more geographic markets, changes in foreign currency exchange rates and changes in interest rates.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. These events brought to light the significant risk of terrorism to the aviation industry.

The economic conditions surrounding the aviation industry remained sluggish throughout 2002. As a result, many carriers reported poor financial performance. In 2002, several carriers sought protection under Chapter 11 of the United States Bankruptcy Code and if this trend continues, more may follow. In the event one or more of our customers files for bankruptcy, we have significant exposure to bad debt by means of our customer receivables. At December 31, 2002 American accounted for approximately 18.5% of our total accounts receivable balance.

A PROLONGED WAR WITH IRAQ COULD ADVERSELY AFFECT THE ECONOMIC CONDITIONS OF THE AVIATION INDUSTRY, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

If there is a prolonged war in the Middle East, it could adversely affect the aviation industry and push more carriers to seek protection under Chapter 11 of the U.S. Bankruptcy Code. According to published reports, during the 1991 Gulf War, domestic airline revenues dropped 5% and international revenues were off 8% at U.S. carriers. In addition, traffic across the Atlantic fell 44% in February 1991. In the aftermath, seven airlines filed for bankruptcy protection.

IF WE DO NOT COMPETE EFFECTIVELY WITH OTHER GROUND SERVICE PROVIDERS, WE COULD LOSE CUSTOMERS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

The ground services business is highly competitive. Our competitors include various international, national, regional and local service providers. We also compete with certain airlines that provide these services in-house and other transportation businesses such as trucking companies. Price and service quality are particularly important competitive factors in our industry. We also compete for a limited number of airport permits in certain cities.

FLUCTUATIONS IN FOREIGN CURRENCY MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

We derive a significant portion of our revenue from international locations such as Canada, Euro Zone Countries, Hong Kong and the United Kingdom. As such, we are exposed to the effect of foreign currency exchange rate fluctuations. Worldwide's largest exposure comes from the Canadian dollar, the Euro, the Hong Kong dollar and the British pound. Significant fluctuations in these exchange rates could result in exchange rate losses, which in turn could adversely affect our business.

IF WE DO NOT COMPLY WITH SIGNIFICANT ENVIRONMENTAL REGULATIONS, WE COULD FACE FINES OR RESTRICTIONS ON OUR OPERATIONS, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS

We must comply with a variety of international, federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous substances and wastes, remediation of contamination associated with the releases of hazardous substances and worker health and safety.

In connection with our fueling operations, we utilize fuel trucks, above-ground storage tanks and sub-surface fuel lines that may give rise to unknown releases.

Miami-Dade County is currently investigating various environmental conditions at the Miami International Airport. During the second quarter of 2001 the County filed a lawsuit against several companies operating within the airport. Worldwide was not directly named in this lawsuit, however we were named as a potential contributor. Worldwide's portion of the cleanup cost cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required and the proportion of costs that could ultimately be assigned to Worldwide. Other than the Miami-Dade action, we are not aware of any significant environmental issues or related actions. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter interpretations of existing regulations could cause operating constraints or require significant expenditures for remedial action or to comply with evolving environmental regulations. While Worldwide carries insurance that covers many of these risks, these or other events relating to compliance with environmental regulations could adversely affect our business.

ITEM 2. PROPERTIES

Our headquarters are located in Irving, Texas, where we lease approximately 30,450 square feet of office space. This lease expires on September 30, 2007. We also lease other space at numerous airports around the world. We do not own any facilities.

ITEM 3. LEGAL PROCEEDINGS

Other than discussed below, we are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business that we believe could be material to our business or financial condition.

Worldwide is involved in an investigation by the NTSB into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. MAS, a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

In addition to the NTSB investigation, we are one of several defendants in three individual lawsuits arising out of the crash. One of the suits is filed in state court in California, one in state court in Ohio and one in state court in Texas. Worldwide believes that it has adequate insurance coverage if any liability were to ultimately be assessed in these suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Worldwide's shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our common stock. As of December 31, 2002 all of our outstanding shares of common stock were held by WFS Holdings, Inc., our parent. (see "Item 12. Security Ownership of Beneficial Owners and Management") We did not pay dividends on our common stock during 2002 and do not intend to pay any dividends on our common stock for the foreseeable future. The Senior Notes indenture contains certain covenants that restrict our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto, and the other financial information included herein.

WORLDWIDE AND AMRS FINANCIAL INFORMATION

The selected consolidated financial data for the year ended December 31, 2002, the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001, the year ended December 31, 2000 and the nine-month period ended December 31, 1999 were derived from Worldwide's audited consolidated financial statements. The selected consolidated data for the three-month period ended March 31, 1999 and the year ended December 31, 1998 were derived from AMRS's audited consolidated financial statements:

                                                          INCOME
                                            TOTAL      (LOSS) FROM
                                          OPERATING     CONTINUING                      LONG-TERM       SHORT-TERM
                                          REVENUES      OPERATIONS      TOTAL ASSETS       DEBT            DEBT
                                          --------      ----------      ------------       ----            ----
WORLDWIDE FLIGHT SERVICES

Year Ended December 31, 2002..........    $351,924        $  8,935        $317,348        $128,817        $ 15,013

As of and for the combined period
ended December 31, 2001(a)............     336,939(a)      (72,196)        307,168         129,746          73,417

Period from October 6, 2001
through December 31, 2001.............      82,689         (45,625)             --              --              --

Period from January 1, 2001
through October 5, 2001...............     254,250         (26,571)             --              --              --

Year Ended December 31, 2000..........     331,972         (11,420)         243,302         150,540           1,379

As of and for the combined period
ended December 31, 1999(b)............     278,345(b)          (b)         246,141         137,081           2,876

Nine-month period ended
December 31, 1999.....................     216,870          (2,000)             --              --              --

AMRS (PREDECESSOR)

Three-month period ended
March 31, 1999........................      61,475             975              --              --              --

Year ended December 31, 1998..........     229,742           6,304          88,696              --              --

(a) The twelve-month period ended December 31, 2001 represents a combination of two interim periods, the period from January 1 through October 5, 2001, which represents the period prior to the 2001 Acquisition, and the period from October 6, 2001 through December 31, 2001, which represents the period subsequent to the 2001 Acquisition. No dividends were declared or paid during the periods presented.

(b) The twelve-month period ended December 31, 1999 represents a combination of two interim periods, the three-month period ended March 31, 1999, which represents the period prior to the Castle Harlan Acquisition, and the nine-month period ended December 31, 1999, which represents the period subsequent to the Castle Harlan Acquisition. No combined information is presented for income (loss) from continuing operations as Worldwide and AMRS had different capital structures and a combination of such data is not meaningful. No dividends were declared or paid during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is Worldwide's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and the accompanying notes.

Overview

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation, a subsidiary of AMR. On March 31, 1999 Worldwide was acquired by WFS Holdings, Inc., which was owned by Castle Harlan Partners III, L.P. and its affiliates. Following this transaction, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

Since March 1999 Worldwide has made three significant acquisitions: on August 12, 1999 Worldwide purchased all of the stock of MAS for approximately $63.0 million; on August 23, 1999 Worldwide purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million which was paid in 2000; and on April 5, 2000 Worldwide purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of $2.5 million which was paid in the first quarter of 2001. On December 31, 2000, MAS and Aerolink were merged into Worldwide.

On October 5, 2001 Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings Inc. Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airport Services SNC. The transaction was consummated pursuant to an Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Leasing Corp., formally known as Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. Airline Container Leasing Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

RESULTS OF OPERATIONS

Consolidated Results

Revenues, operating income and net loss for the year ended
December 31, 2002 were $351.9 million, $7.5 million and $8.9 million, respectively. For the year ended December 31, 2002 interest expense was $18.6 million.

As a result of the 2001 Acquisition the balance sheet was adjusted to fair value under the purchase method of accounting. Consequently, the information for the year ended December 31, 2002 and for the period from October 6, 2001 through December 31, 2001 is presented using a different financial basis than for the period from January 1, 2001 through October 5, 2001. However, for purposes of analysis, financial information for the entire twelve-month period of 2001, which represents an adjusted combination of the two periods, is presented in the discussion and tables of this section. No adjustments have been made to 2000 to include MAS, Aerolink, or Oxford for periods prior to its acquisition.

On September 11, 2001 four passenger airline aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center and the Pentagon. During the weeks following the attacks, the aviation industry experienced a sharp decline in passenger traffic and yields. In response, many airlines reduced their operating schedules by as much as 20%. This reduction in frequencies significantly reduced our revenues and earnings and weakened our cash position during the months following the attacks. The economic conditions remained sluggish throughout 2002 and air traffic has not returned to pre-September 11 levels.

The TSA, which is now part of the DHS, is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. During the transition period which ended in November 2002, the TSA provided most passenger-screening functions by contracting with private-sector security providers including Worldwide. For the year ended December 31, 2002, we derived approximately $20.7 million in revenues from these security-screening contracts. By November 2002, the TSA assumed all passenger-screening functions using federal employees.

2002 VS. 2001

Net loss for the year ended December 31, 2002 decreased 87.6%, to $8.9 million, compared to a net loss of $72.2 million in 2001. Operating income was $7.5 million in 2002, compared to an operating loss of $51.6 million in 2001. The 2002 results were positively impacted by certain security-screening contracts awarded by the TSA and cost reduction measures implemented by management in the fourth quarter of 2001. In 2002, revenues associated with these TSA security-screening contracts amounted to approximately $20.7 million. By the end of November 2002, the TSA had assumed all passenger-screening functions. We also benefited from the adoption of SFAS 142, Goodwill and Other Intangibles Assets, in January 2002. The impact of SFAS 142, which eliminated the amortization of goodwill, was approximately $4.8 million in 2002. Conversely, our insurance expense increased to $5.2 million in 2002, compared to $3.3 million in 2001. In the fourth quarter of 2001 we experienced premium increases on a variety of our insurance policies. These increases are mainly attributable to a general hardening of the insurance market and coverage enhancements. The annual premium for our war-risk insurance policy increased approximately $1.3 million as a result of the September 11, 2001 events.

The 2001 results were affected by several non-recurring items including a $40.0 million goodwill impairment charge, a $1.9 million non-cash stock compensation charge and a $0.8 million charge associated with claims from the Miami-Dade International Airport audit. In addition, the terrorist attacks on September 11, 2001 resulted in a significant amount of lost revenue due to substantially lower flight frequencies during the following weeks.

2001 VS. 2000

Net loss for the year ended December 31, 2001 increased 533.3%, to $72.2 million, compared to a net loss of $11.4 million in 2000. Loss from operations was $51.6 million in 2001, compared to operating income of $4.8 million in 2000. The 2001 results were affected by several non-recurring items including a $40.0 million goodwill impairment charge, a $1.9 million non-cash stock compensation charge and a $0.8 million charge associated with claims from the Miami-Dade International Airport audit. In addition, the terrorist attacks on September 11, 2001 resulted in lost revenue due to the immediate closure of all U.S. airports from September 11, 2001 to September 13, 2001 and the significantly lower flight frequencies during the following weeks.

After the events of September 11, 2001 we reassessed our allowance for doubtful accounts and increased the provision by $4.7 million to account for the increased risk of non-payment due to economic conditions in the aviation industry. In the fourth quarter of 2001 we performed an impairment test of our goodwill and recorded a $40.0 million charge as a result of decreases in the Company's fair value after the terrorists' attacks.

During 2000 the Aviation Department of Miami-Dade County International Airport performed an audit of our Gross Revenues calculation, which is used in determining the airport fees paid under our general aeronautical services permit. In connection with that audit the airport assessed $0.8 million in additional airport fees. Although we contested these findings, we were ultimately unsuccessful in our attempt to overcome the airport's position and therefore recorded the charge in 2001.

In addition to these items, insurance expense increased to $3.3 million in 2001, compared to $1.6 million in 2000. In 2001 we experienced premium increases on a variety of our insurance policies. These increases, totaling approximately $1.4 million, are mainly attributable to a general hardening of the insurance market and coverage enhancements.

STATEMENT OF OPERATIONS ANALYSIS

2002 vs. 2001

                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                                    -----------------------------------------
(IN THOUSANDS)                                        2002        %          2001         %
                                                    --------    -----      --------     -----

Operating Revenues..............................    $351,924      100%     $336,939      100%
Expenses:
   Salaries, wages and benefits.................     224,531     63.8%      227,727      67.6%
   Materials, supplies and services.............      50,060     14.3%       45,378      13.4%
   Equipment and facilities rental..............      26,288      7.4%       25,024       7.4%
   Depreciation and amortization................      12,657      3.6%       18,127       5.4%
   Goodwill impairment..........................          --       --        40,000      11.9%
   Other operating expenses.....................      30,865      8.8%       32,683       9.7%
                                                    --------    -----      --------     -----
   Operating expenses before restructuring......     344,401     97.9%      388,939     115.4%
   Operating income (loss)
   before restructuring charge..................       7,523      2.1%      (52,000)    (15.4)%
                                                    --------    -----      --------     -----
   Restructuring charge.........................          --       --           443       0.1%
                                                    --------    -----      --------     -----
   Operating income (loss)......................    $  7,523      2.1%     $(51,557)    (15.3)%
                                                    ========    =====      ========     =====

Revenues

Total revenues increased $15.0 million, or 4.5%, to $351.9 million in 2002, compared to $336.9 million in 2001. The overall growth in revenues results from a positive contribution of new contracts received in 2002, including certain security-screening services subcontracted by the TSA through November 2002. This growth was partially offset by a decline in volumes associated with existing contracts and lower deicing revenue in the first half of 2002 compared to 2001. Revenues in the second half of 2002 had slightly recovered after the contraction resulting from the terrorist attacks on September 11, 2001. As a direct result of these events, all U.S. airports were closed from September 11, 2001 to September 13, 2001 and flight frequencies were significantly depressed during the weeks and months that followed. Our contract services to the TSA generated $20.7 million and were terminated in November 2002. We do not expect these revenues to recur.

Salaries, Wages and Benefits

Total salaries, wages and benefits decreased $3.2 million, or 1.4%, to $224.5 million in 2002, compared to $227.7 million in 2001. In 2002, salaries and wages were positively impacted by the execution of management's restructuring plan and other cost reduction initiatives. This was partially offset by $2.9 million in additional workers compensation charges and $1.2 million in incentive compensation charges. In connection with the 2001 Acquisition, we recorded $1.9 million in non-cash stock compensation charges. No such stock compensation was charged in 2002. Additionally, salaries, wages and benefits decreased during the second half of 2001 due to airport closures and significantly lower flight frequencies in the aftermath of September 11, 2001.

Materials, Supplies and Services

Total materials, supplies and services increased $4.7 million, or 10.3%, to $50.1 million in 2002, compared to $45.4 million in 2001. Parts, materials and other cost of sales increased $6.1 million in 2002 primarily due to new service contracts and the completion of a ground service equipment refurbishment project in late 2001. During the refurbishment project, material costs to refurbish equipment were capitalized and depreciated. This increase was partially offset by a $1.0 million decrease in legal fees and expenses and a $0.7 million decrease in fuel costs.

Equipment and Facilities Rental

Total equipment and facilities rental increased $1.3 million, or 5.1%, to $26.3 million in 2002, compared to $25.0 million in 2001. This increase is primarily attributable to new facility leases in connection with new service contracts in Europe.

Depreciation and amortization

Total depreciation and amortization expense decreased $5.5 million, or 30.2%, to $12.7 million in 2002, compared to $18.1 million in 2001. Approximately $4.8 million of this decrease is attributable to the adoption of SFAS 142, Goodwill and Other Intangibles Assets, which eliminated the amortization of goodwill. Depreciation expense related to ground equipment decreased by $1.5 million as a result of the purchase price allocation performed at October 5, 2001. Certain short-lived assets, mainly related to refurbishment, were deemed to have no fair value at October 5, 2001 and therefore no value was allocated to these assets in purchase accounting. These decreases were partially offset by a $0.6 million increase in software depreciation, mainly attributable to the SAP payroll module implemented in June 2001.

If there is a further downturn in the aviation industry, it could adversely affect our future cash flows and may cause an impairment of our goodwill of $173.1 million. An impairment of our goodwill could have a material effect on our results of operations.

Other operating expense

Other operating expense decreased $1.8 million, or 5.6%, to $30.9 million in 2002, compared to $32.7 million in 2001. This decrease is primarily attributable to a $2.6 million decrease in bad debt expense, a $0.7 million decrease in aviation damage charges, and $0.5 million decrease in payroll processing. After the events of September 11, 2001 we reassessed our allowance for doubtful accounts and increased the provision by $4.7 million. In June 2001, we implemented the payroll module of SAP. Prior to this implementation, we outsourced our payroll processing. These decreases were partially offset by a $0.7 million increase in training costs and a $1.9 million increase in insurance expense.

2001 vs. 2000

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                   ----------------------------------------
(IN THOUSANDS)                                       2001         %          2000         %
                                                   --------     -----      --------     ----

Revenues.......................................    $336,939       100%     $331,972      100%
Expenses:
   Salaries, wages and benefits................     227,727      67.6%      218,020     65.7%
   Materials, supplies and services............      45,378      13.4%       30,851      9.3%
   Equipment and facilities rental.............      25,024       7.4%       22,083      6.7%
   Depreciation and amortization...............      18,127       5.4%       18,083      5.4%
   Goodwill impairment.........................      40,000      11.9%           --       --
   Other operating expenses....................      32,683       9.7%       32,669      9.8%
                                                   --------     -----      --------     ----
   Operating expenses before restructuring.....    $388,939     115.4%     $321,706     96.9%
   Operating income (loss)
   before restructuring charge.................     (52,000)    (15.4)%      10,266      3.1%
                                                   --------     -----      --------     ----
   Restructuring charge........................         443       0.1%       (5,421)     1.6%
                                                   --------     -----      --------     ----
   Operating income (loss).....................    $(51,557)    (15.3)%    $  4,845      1.5%
                                                   ========     =====      ========     ====

Revenues

Total revenues increased $4.9 million, or 1.5%, to $336.9 million in 2001, compared to $332.0 million in 2000. Approximately $1.4 million of this increase is attributable to the inclusion of Oxford's operations for the full twelve-month period of 2001, compared with only nine months in 2000. Increases in 2001 revenues relating to new contracts in the U.S., Europe and Hong Kong were partially offset by decreases in revenues from terminated contracts and as a result of the terrorist attacks on September 11, 2001.

Salaries, Wages and Benefits

Total salaries, wages and benefits increased $9.7 million, or 4.5%, to $227.7 million in 2001, compared to $218.0 million in 2000. In 2001, we recorded a $1.9 million non-cash stock compensation charge in connection with the 2001 Acquisition. No stock compensation expense was charged in 2000. Approximately $0.5 million of the remaining increase is attributable to additional salary expense due to the inclusion of Oxford for the full twelve-month period in 2001, compared with only nine months in 2000. In addition, 2001 salaries and wages increased $1.5 million due to union wage increases and $1.4 million due to other salary increases. In addition to these 2001 salary and wage increases, we experienced increased costs related to our workers compensation and health benefits programs. Other changes in salaries, wages and benefits were caused by the increases and decreases in revenues, as discussed above. These net increases were partially offset by a $2.8 million decrease in overtime.

Materials, Supplies and Services

Total materials, supplies and services increased $14.5 million, or 47.0%, to $45.4 million in 2001, compared to $30.9 million in 2000. Approximately $7.1 million of this increase relates to additional cost of goods sold associated with the new American cargo contracts. Other changes in materials, supplies and services were caused by the increases and decreases in revenues, as discussed above.

Equipment and Facilities Rental

Total equipment and facilities rental increased $2.9 million, or 13.1%, to $25.0 million in 2001, compared to $22.1 million in 2000. This increase is primarily attributable to increased facility rentals related to the new cargo operations in the United Kingdom and the new baggage handling operations in Hong Kong. Other changes in equipment and facilities rental were caused by changes in revenues, as discussed above. In connection with the restructuring plan announced in June 2000, we vacated certain facilities and set up a restructuring reserve. Lease payments associated with these vacated facilities were charged against this reserve in 2001, partially offsetting the increase in expense.

Restructuring

In June 2000 we announced a restructuring plan to realign Worldwide's organization, reduce overhead costs and eliminate excess and duplicative facilities. For the year ended December 31, 2000 we recorded a total of $5.4 million in restructuring charges. In 2001, we made several downward revisions to our restructuring estimates to match the actual costs incurred. As a result, we reversed $4 million of the reserve in the second quarter of 2001.

In connection with the 2001 acquisition we announced and began implementing a plan to restructure our operations in an effort to respond to the current economic environment. This restructuring plan resulted in workforce reductions mainly at corporate headquarters. As a result, a $2.3 million restructuring accrual was established as part of the purchase price allocation.

The following table summarizes the activity in the restructuring accrual during 2001:

                                                               RESTRUCTURING CHARGES
                                            ------------------------------------------------------------
                                                 RESERVE                      CHANGE OF                          RESERVE
                                                 BALANCE                       CONTROL                           BALANCE
DESCRIPTION                                 DECEMBER 31, 2000    REVISIONS    PROVISION       PAYMENTS      DECEMBER 31, 2001
----------------------------------------    -----------------    ---------    ---------    -------------    -----------------
Involuntary employee severance..........     $          1,965     $   (385)    $  1,625     $     (1,514)    $          1,691
Non-employee contract terminations......                  883          (58)          --             (197)                 628
Lease terminations......................                  519         (250)          --             (215)                  54
Other exit costs........................                  100          250           --              (98)                 252
Other business restructuring(a).........                   --           --          675(a)          (216)                 459
                                             ----------------    ---------     ---------    ------------     ----------------
  Total restructuring charge............     $          3,467    $    (443)    $   2,300    $     (2,240)    $          3,084
                                             ================    =========     =========    ============     ================

(a) Business restructuring costs primarily relate to other costs of workforce reductions.

Goodwill Impairment Charge

In connection with the 2001 Acquisition we recorded goodwill of $210.9 million, which represented the difference between the purchase price and the fair value of net assets acquired on the date of the transaction. The purchase price was established prior to the events of September 11, 2001.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, due to the significant slowdown of the aviation industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million in the fourth quarter to write down the value of our goodwill.

CONTINGENCIES

Environmental

We manage fueling operations in only a few locations, but in most of our locations, we conduct maintenance activities related to our ground service equipment. Both of these activities require us to store and dispose of various petroleum products. The EPA and other state and local environmental agencies regulate activities related to the storage, disposal and remediation of petroleum-based products used in the aviation industry. As a result, we are required to comply with a variety of international, federal, state and local laws and regulations relating to environmental protection. In addition, we are required to comply with various Airport Authority Storm Water Pollution Prevention Plans or permits and train employees on preserving clean water according to the plans or permits. Although we believe we are in compliance with all related environmental laws and regulations, engaging in these activities may result in obligations to remove or mitigate the effects on the environment of the storage or disposal of petroleum substances.

In connection with the Castle Harlan Acquisition, Worldwide obtained environmental indemnities from AMR, subject to deductibles, for all environmental liabilities that relate to periods prior to the closing of that acquisition. We also received environmental indemnities from the sellers of MAS, Aerolink and Oxford.

Miami-Dade County is currently investigating various environmental conditions at the Miami International Airport. During the second quarter of 2001 the County filed a lawsuit against several companies operating within the airport. Worldwide was not directly named in this lawsuit, however we were named as a potential contributor. Worldwide's portion of the cleanup cost cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required and the proportion of costs that could ultimately be assigned to

Worldwide. Other than the Miami-Dade action, we are not aware of any other significant environmental issues or related actions. However, future events, such as the discovery of unknown contamination, future spills and releases, compliance with more stringent regulations, more vigorous enforcement policies by regulatory agencies or stricter interpretations of existing regulations could cause operating constraints or require significant expenditures for remedial action or to comply with evolving environmental regulations. While Worldwide carries insurance that covers many of these risks, these or other events relating to compliance with environmental regulations could materially adversely affect our business.

AMR Earn-Out

In connection with the Castle Harlan Acquisition, we are contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the Castle Harlan Acquisition.

If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the aviation industry after the terrorist attacks. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary. Application of the non-amortization provisions of SFAS 142 avoided goodwill amortization expense of approximately $8.5 million for the year ended December 31, 2002, based on the goodwill balance at December 31, 2001. On January 1, 2002, we also adopted SFAS 141, Business Combinations and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which did not have any impact on our financial statements.

We plan to adopt SFAS 143, Accounting for Asset Retirement Obligations, SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS 146, Accounting For Cost Associated With Exit or Disposal Activities, SFAS 147, Acquisitions of Certain Financial Institutions, and SFAS 148, Accounting for Stock-Based Compensation as required. We are studying the impact that these new standards will have on our consolidated financial statements and currently do not expect the adoption of these new standards to have a significant effect on our results of operations or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe the following critical accounting policies require the most significant estimates and judgments.

As a result of the 2001 Acquisition, we adjusted our assets and liabilities to their estimated fair values as required by the purchase method of accounting. These estimates were based on the nature of our assets and liabilities, as well as our understanding of the market conditions at that time. In connection with this acquisition, we initially recorded goodwill of $210.9 million, which represented the difference between the purchase price and the initial estimate of the fair value of net assets acquired on the date of the transaction. In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September
11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS 142, the Company performed an impairment analysis of its goodwill and other intangible assets and determined no further transition adjustment was necessary. During the third quarter of 2002, we received an appraisal of the fair value of our fixed assets and adjusted the carrying value to reflect that fair value at the acquisition date. We also measured certain tax and other liabilities that related to the preacquisition period. Accordingly, we increased our goodwill by approximately $3.9 million. The airline industry continues to be volatile and further declines in the business may require us to assess the continued recoverability of our goodwill. Any further impairment may have a significant effect on our results of operations. We will periodically review our goodwill for impairment in accordance with SFAS 142. (See Note 2)

We periodically review the estimated useful lives of our depreciable assets based on factors including historical experience, the expected beneficial service period of the asset, the quality and durability of the asset and our maintenance policy.

The following is a listing of other items that are inherently uncertain and require subjective and complex judgments:

Health and medical liability - our health and medical plan is self-funded with a $0.25 million per person annual stop loss and a $1.0 million aggregate limit per person. Because of a lag in reporting claims, we use actuarial data to estimate the monthly cost of our program. To ensure accuracy, we also perform trend analysis and other reviews.

Workers compensation liability - our workers compensation coverage provides for a $0.5 million per occurrence deductible with no aggregate stop loss. Significant judgement is used to evaluate each claim and to estimate the probable loss. We utilize a third-party claims administrator to review each claim and assign an initial probable loss estimate. Then, based annually on historical trending analysis, we apply a loss development factor to each claim to estimate and accrue for the ultimate probable loss.

Allowance for doubtful accounts - losses on trade receivables are recognized when incurred. Measurement of such losses requires significant consideration of historical loss experience and judgements about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers. Exposures to losses on trade receivables at December 31, 2002 was $70.1 million, against which an allowance for losses of $4.1 million was provided.

LIQUIDITY AND CAPITAL RESOURCES

Until the 2001 Acquisition, our primary sources of liquidity were cash flows from operations and borrowings under the former Senior Secured Credit Facility. At the change of control the Senior Secured Credit Facility was terminated and fully repaid for $46.5 million. From October 5, 2001, the primary source of liquidity was cash flows from operations and borrowings under an intercompany demand loan and a discretionary line of credit.

On October 5, 2001, we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. On December 31, 2002, we received additional paid-in capital of approximately $81.2 million from our parent which was used to repay the intercompany demand loan, including interest. Therefore, there was no outstanding balance due on this loan at December 31, 2002.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase") which expires on March 31, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At December 31, 2002, the outstanding balance due on this facility was $2.0 million. We also had $0.7 million in letters of credit issued and outstanding at December 31, 2002.

On September 20, 2002, we entered into an uncommitted line of credit facility (the "Lyonnais Facility") with Credit Lyonnais for the issuance of standby letters of credit. Subject to the discretion of Credit Lyonnais, the maximum amount available for letters of credit is $15.0 million. The Lyonnais Facility is guaranteed by Vinci SA and is subject to certain financial and non-financial covenants. Interest on outstanding letters of credit is charged at a rate equal to 0.65% per annum. At December 31, 2002, there was $9.3 million in Credit Lyonnais letters of credit issued and outstanding.

In the twelve-month period ended December 31, 2002, we used $5.3 million of net cash in operations and borrowed $17.1 million under the intercompany demand loan. We also borrowed $2.0 million under the Chase Facility. We used these borrowings to fund operations and capital expenditures. A substantial portion of our operating cash flows were used to satisfy accounts payable and other liabilities which were established in connection with the 2001 Acquisition. At December 31, 2002, we had $5.2 million in cash and cash equivalents.

As of December 31, 2002, we had $130.2 million of long-term debt of which approximately $1.4 million is due within one year. We also had $2.0 million of short-term borrowings under the Chase Facility. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million and $4.4 million in capital lease obligations. The Senior Notes are due in 2007 and interest is payable semi-annually on February 15 and August 15. Based on the Senior Notes outstanding at December 31, 2002 our annual interest payments are approximately $15.3 million.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In the twelve-month period ended December 31, 2002, we spent $14.5 million on capital expenditures, primarily for warehouses and ground handling equipment to support our business, compared to $16.0 million during the same period in 2001. In 2003 we expect a continued reduction in our capital expenditures mainly attributable to the declining economic conditions of the aviation industry.

We continue to look for ways to increase our cash flows from operations including an increased focus on safety and accident prevention as well as the pursuit of new business. Our working capital requirements, capital expenditures and scheduled debt service requirements for the next twelve months will be provided through a combination of anticipated cash flow generated from operations and borrowings.

The following table illustrates the timing of contractual commitments for Worldwide over the next five years related to leases and debt:

(in thousands)            2003        2004        2005        2006        2007
                         ------      ------      ------      ------      ------

Operating leases         24,229      20,065      15,081      12,590       10,552
Capital leases            1,132         679         510         498          503
Senior notes             15,251      15,251      15,251      15,251      139,751
Other debt                2,000          --          --          --           --

Total

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency

We are exposed to the effect of foreign exchange rate fluctuations between the U.S. dollar and the currencies related to our foreign operations. Our largest exposures come from the Canadian dollar, the Euro, the Hong Kong dollar and the British pound. Our European operations are substantially self-contained in that the majority of the revenues and related expenses are incurred in those currencies. However, we are exposed to currency fluctuations with respect to financing costs, which are primarily incurred in the United States and denominated in U.S. dollars and to investments and profits denominated in foreign currencies.

Interest

Our earnings are also affected by changes in interest rates due to the impact those changes may have on our interest expense from variable-rate debt instruments. Currently, we have an intercompany demand loan and a discretionary line of credit facility to provide short-term liquidity. At December 31, 2002, there was no outstanding balance due on the intercompany loan. The outstanding balance on the Chase Facility was $2.0 million. The interest rate on the Chase Facility is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report, see
Item 15 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2001 the Board of Directors of Worldwide dismissed Ernst & Young LLP and concurrently appointed Deloitte & Touche LLP as Worldwide's independent accountants. Deloitte & Touche LLP are Vinci Airports US Inc.'s auditors and were selected in an effort to maintain greater accountability and consistency.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains the name, age and position of each person who is an executive officer or director of our company. Each director also serves as a director of our parent.

NAME                                   AGE    POSITION
----------------------------------    -----   ----------------------------------------------------
Jean-Francois Gouedard............     41     President, Chief Executive Officer and Director
Olivier Bijaoui...................     45     Executive Vice President & Chief Operating Officer
Anthony P. Dalia..................     56     President and Chief Executive Officer of the Airport
                                              Technical Services Division
Jeanette H. Quay..................     48     Senior Vice President, General Counsel and Secretary
James Enright.....................     60     Senior Vice President, Human Resources
Gary Burtzlaff....................     56     Senior Vice President, Ramp and Passenger Services
John Vittas.......................     58     Senior Vice President of Sales and Marketing
Jean-Pierre Marchand-Arpoume......     54     Director and Chairman of the Board of Directors
David Azema.......................     42     Director

We currently have three authorized directors, each of who will serve until a successor is elected or until any of them resigns or is removed.

Jean-Francois Gouedard joined Worldwide in October 2001 and served as President and Chief Operating Officer until he was named President and Chief Executive Officer in June 2002. From early 1999 through October 5, 2001 Mr. Gouedard served as the Deputy Managing Director of the Group Freyssinet International, a world leader in Specialist Engineering and a subsidiary of Vinci S.A. From September 1995 through the end of 1998 Mr. Gouedard served as Chief Financial Officer of this same company.

Olivier Bijaoui joined Worldwide in January 1996 and has served as Executive Vice President and Chief Operating Officer since May 2002. Mr. Bijaoui served as Senior Vice President for Europe from May 1996 until July 1999, Senior Vice President of the International Division from July 1999 until April 2000 and Executive Vice President of Cargo & International from April 2000 until May 2002. Before joining Worldwide, Mr. Bijaoui served as President of Societe de Fret et de Services S.A. ("SFS"), a cargo handling company built by Mr. Bijaoui and his father. SFS was acquired by AMRS, the predecessor company to Worldwide. From 1980 until his promotion to President of SFS, Mr. Bijaoui served as Managing Director of SFS.

Anthony P. Dalia joined Worldwide in April of 2000 as the President of Oxford. On November 1, 2000 Mr. Dalia was named Senior Vice President of Airport Technical Services, in July 2001 Mr. Dalia was named Executive Vice President, Technical Services and in April 2002 Mr. Dalia was named President and Chief Executive Officer of the Airport Technical Services Division. Prior to joining Worldwide, Mr. Dalia served as the President of Oxford.

Jeanette H. Quay joined Worldwide in January 2002 and is serving as Senior Vice President, General Counsel and Secretary. From June 2000 until joining Worldwide, Ms. Quay was of counsel to the law firm of Spain & Hastings. Ms. Quay was an attorney with Global Industrial Technologies, Inc., a NYSE diversified manufacturing company from January 1996 through 1999, serving as Vice President, General Counsel and Secretary of Global from 1998 through 1999. She was an independent consultant to Global from January 2000 until June 2000. Ms. Quay has been continuously licensed to practice law in the state of Texas since May 1979.

James Enright joined Worldwide in September 1991 as Vice President of Human Resources. In April 1999 Mr. Enright was named Senior Vice President, Human Resources. Prior to 1991 Mr. Enright served in a variety of management positions with AMR.

Gary Burtzlaff joined Worldwide in 1989, and has served as Senior Vice President, Ramp and Passenger Services since April 2002. Mr. Burtzlaff has been a Senior Vice President of Worldwide with responsibility for various functions since 1998 with the exception of February 2001 through April 2002 when he was on a leave of absence.

From 1969 through 1989 Mr. Burtzlaff served in a variety of staff and field management positions with American Airlines.

John Vittas joined Worldwide in 1992 and has served as Senior Vice President of Sales and Marketing since November 2002. From April 2002 through October 2002, Mr. Vittas served as Senior Advisor to Worldwide. Mr. Vittas has served as a Senior Vice President of Worldwide with responsibility for various functions since July 1998 with the exception of February 2001 through April 2002 when he was on a leave of absence. Mr. Vittas served in a variety of staff and field management positions with American Airlines prior to his tenure with Worldwide.

Jean-Pierre Marchand-Arpoume has served as a director of Worldwide since October 2001. Mr. Arpoume was the Chairman and Chief Executive Officer of the Group Freyssinet International, a subsidiary of Vinci SA from 1993 until November 2001. In November 2001 he was appointed Chairman & Chief Executive Officer of Vinci Airports SA.

David Azema has served as a director of Worldwide since January 1, 2003. Mr. Azema joined Vinci Concession in October 2002 as Directeur General. From 1999 until joining Vinci Concession, Mr. Azema served as Chairman and CEO of Eurostar Group, Ltd., the group responsible for the development of the international high-speed rail service between mainland Europe and the UK via the Channel Tunnel. From 1996 until 1999 Mr. Azema served as a Director of SNCF, the French National Railway with responsibility for subsidiaries and participations.

ITEM 11. EXECUTIVE COMPENSATION

The following table indicates the 2002, 2001 and 2000 compensation paid to our President and Chief Operating Officer and our four other most highly compensated officers. The table does not include discretionary bonuses, as none were accrued or paid in 2002 or 2001. The compensation committee of the board of directors may, in the future, in its discretion increase the salary or bonus of any of the current officers. Selected terms of their employment agreements are summarized below.

                                                                   OTHER ANNUAL     ALL OTHER     STOCK OPTION
NAME & TITLE                     YEAR     SALARY      BONUS        COMPENSATION    COMPENSATION      PAYOUT
--------------------------       ----    --------    --------      ------------    ------------   ------------
Jean-Francois Gouedard           2002    $269,657    $     --       $214,544(4)     $79,380(5)      $    --
President, Chief Executive       2001      12,434          --             --             --              --
Officer and Director

Jeanette Quay                    2002     235,577      40,000(6)       7,500(1)       5,652(2)           --
Senior Vice President,
General Counsel and
Secretary

Anthony Dalia                    2002     266,000     340,000          7,858(1)       2,625(3)          819(7)
President and Chief              2001     200,000          --          7,250(1)       1,125(3)       26,120(7)
Executive
Officer of the Airport           2000     147,600          --         11,158(1)       2,168(3)           --
Technical Services Division

James Enright                    2002     150,010      45,000          4,800(1)       4,614(2)        2,047(7)
Senior Vice President,           2001     150,010      37,855          4,800(1)       4,640(2)       65,300(7)
Human Resources                  2000     144,934      18,752             --          5,576(2)           --

John Vittas                      2002     152,270      45,000             --             --              --
Senior Vice President            2001     151,265          --             --             --              --
of Sales and Marketing           2000     150,015      33,142             --             --              --

(1)   Automobile allowance.
(2)   Company match for the deferred compensation plan
(3)   Company match for Oxford's 401(k) plan
(4) Consists of $14,544 for the value of a company vehicle and $200,000 of housing expenses
(5)   Relocation expense and school tuition for children
(6)   Signing bonus
(7) In 1999, our parent executed a stock option plan to grant options and non-qualified stock options to executives, key employees, consultants and directors of our parent, our company and subsidiaries. These options allowed the holder to acquire shares of non-voting common stock of our parent. Upon the 2001 acquisition, all of the outstanding options vested and were exercised.

Employment Agreements and Arrangements

Jean-Francois Gouedard. We have an employment agreement with Mr. Gouedard for him to serve as President and Chief Operating Officer until February 1, 2005. Mr. Gouedard was promoted to President and Chief Executive officer in June 2002. Mr. Gouedard is to be paid an annual base salary of $144,000, after federal and state imposed deductions and shall receive an annual bonus of up to $100,000, based on certain performance targets to be established annually by the Compensation Committee. In September 2002, Mr. Gouedard was granted a salary increase so that his annual net salary would equal $300,000. Mr. Gouedard is entitled to receive a guaranteed bonus of $40,000 for 2002. Other provisions of the employment agreement provide for the use of a company car, tuition reimbursement for Mr. Gouedard's dependents to attend the Dallas International School and a comprehensive relocation package. If Mr. Gouedard terminates his employment for good reason or is terminated by Worldwide for any reason other than for cause, he is entitled to receive, as severance, payment of his base salary, plus a pro-rated annual bonus, for a period of twelve months. In the event of a change in control, Mr. Gouedard has the right, upon a written notice to Worldwide within six months of the change of control, to terminate his employment and receive his base salary, plus a pro-rated annual bonus, for a period of twelve months.

Jeanette Quay. We have an employment agreement with Jeanette Quay for her to serve as our Senior Vice President, General Counsel and Secretary. Ms. Quay is to be paid an annual salary of $250,000 and shall receive an annual bonus of up to 40% of her base salary based on certain performance targets. The initial term of her agreement continues through January 15, 2004 and her agreement contains certain automatic extension provisions. Ms. Quay is also entitled to a monthly car allowance of up to $650. If Ms. Quay terminates her employment for good reason or is terminated by Worldwide for any reason other than for cause, Ms. Quay is entitled to receive, as severance, payment of her base salary, plus any pro-rated annual bonus, for a period of twelve months.

Anthony P. Dalia. We have an employment agreement with Mr. Dalia for him to serve as President and Chief Executive Officer of the Airport Technical Services Division until April 1, 2005. Mr. Dalia is to be paid an annual base salary of $266,000 and is entitled to a bonus based on operating profit. Upon the Division achieving 90% of its operating profit the executive be entitled to receive a bonus equal to 10% of the profits for all profits between 90% and 110% of the budget. For profits above 110% the executive will be entitled to receive 15% of the profits for the incremental amount above 110%. Mr. Dalia is also entitled to the use of a car plus reimbursement for normal fuel expenses. If Mr. Dalia terminates his employment for good reason or is terminated by Worldwide for any reason other than for cause, he is entitled to receive, as severance, payment of his base salary, plus a pro-rated annual bonus, for a period of eighteen months. In the event of a change in control, Mr. Dalia has the right, upon a written notice to Worldwide within six months of the change of control, to terminate his employment and receive his base salary, plus a pro-rated bonus through the termination date, for a period of eighteen months.

James Enright. We have an employment agreement with James Enright for him to serve as our Senior Vice President, Human Resources. Mr. Enright is to be paid an annual salary of $150,000 per year and a minimum annual bonus of $45,000. The term of his agreement extends to March 31, 2003. Mr. Enright's employment agreement provides that if he dies, becomes disabled, terminates his employment with good reason or if Worldwide terminates his employment without cause, he will be entitled to receive a severance payment equal to his base salary for the remainder of his employment term.

John Vittas. As of March 27, 2002 no employment agreement exists between Worldwide and Mr. Vittas.

All of the employment agreements described above provide that each of the executives will receive life, disability and health insurance benefits for the period of time that they receive payments from Worldwide after their termination of employment.

Worldwide has entered into non-competition and confidentiality agreements with Messrs. Gouedard, Dalia and Enright that prohibits these executives from competing with or soliciting employees or customers of our parent, Worldwide or any of our subsidiaries. These limitations last for an average of three years from the termination of employment if the executive leaves Worldwide.

Committees of the Board of Directors

Our Board of Directors presently has two committees, a Compensation Committee and an Audit Committee. Both the Compensation Committee and the Audit Committee are comprised of Messrs. Marchand-Arpoume and Azema. The Compensation Committee establishes remuneration levels for some of our officers and performs other functions as may be delegated to it under our various benefit and executive compensation programs. The Audit Committee selects and engages the independent public accountants to audit our annual financial statements. The Audit Committee also reviews and approves the planned scope of the annual audit. The Board of Directors may from time to time establish other committees to facilitate our management.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a former or current officer or employee of Worldwide or any of its subsidiaries. Except as set forth below, there are no relationships among Worldwide's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable Securities and Exchange Commission regulations.

Compensation of Directors

Messrs. Marchand-Arpoume and Azema, directors who are not otherwise associated with Worldwide or its affiliates, do not receive compensation for serving as a director. Mr. Gouedard, an executive officer of Worldwide, does not receive compensation for serving as a director.

Limitations on Officers' and Directors' Liability

Our Certificate of Incorporation indemnifies our officers and directors to the fullest extent permitted by the Delaware General Corporation Law ("DGCL"). Under
Section 145 of the DGCL, a corporation may indemnify its directors, officers, employees and agents and its former directors, officers, employees and agents and those who serve, at the corporation's request, in such capacities with another enterprise, against expenses, including attorneys' fees, as well as judgments, fines and settlements in non-derivative lawsuits, actually and reasonably incurred in connection with the defense of any action, suit or proceeding in which they or any of them were or are made parties or are threatened to be made parties by reason of their serving or having served in that capacity. The DGCL provides, however, that the person must have acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, in the case of a criminal action, he or she must have had no reasonable cause to believe his or her conduct was unlawful. In addition, the DGCL does not permit indemnification in an action or suit by or in the right of the corporation where he or she has been adjudged liable to the corporation, unless, and only to the extent that, a court determines that he or she fairly and reasonably is entitled to indemnity for costs the court deems proper in light of liability adjudication. Indemnification is mandatory to the extent a claim, issue or matter has been successfully defended. The Certificate of Incorporation and the DGCL also prohibit limitations on officer or director liability for acts or omissions, which resulted in a violation of a statute prohibiting dividend declarations, payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our company and our stockholders, through stockholders' derivative suits on behalf of our company, to recover monetary damages against an officer or director for breach of a fiduciary duty as an officer or director, except in the situations described above.

Insofar as indemnification by Worldwide for liabilities arising under the Securities Act may be permitted to directors or officers of our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Worldwide is a wholly owned subsidiary of WFS Holdings, Inc., which is a wholly owned subsidiary of Vinci Airports US Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 1999 we entered into a Management Agreement with Castle Harlan, Inc., an affiliate of our parent at that time. Under this Agreement, Castle Harlan provided Worldwide with business and organizational strategies as well as financial, advisory and investment banking services. In return, we agreed to pay a management fee at the annual rate of $1.25 million for the period from July 1, 2000 through December 31, 2002 and $2.0 million from January 1, 2003 through December 31, 2005. This agreement was terminated in October 2001, upon the change of control on October 5, 2001.

On September 7, 2001 and September 20, 2001, we borrowed $1.0 million on each date from Castle Harlan to meet certain liquidity needs. This loan was unsecured with an imputed interest rate of 8.0%. The entire loan, plus accrued interest, was repaid on October 5, 2001, in a series of transactions related to the 2001 Acquisition.

On October 5, 2001, we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. On December 31, 2002, we received additional paid-in capital of approximately $81.2 million from our parent which was used to repay the intercompany demand loan, including interest. Therefore, there was no outstanding balance due on this loan at December 31, 2002.

On October 5, 2001, we entered into a management arrangement with Vinci Airports SA. Under this arrangement, Vinci Airports SA will provide Worldwide with business and organizational strategies as well as financial, advisory and certain banking services. For the year ended December 31, 2002 and for the period from October 5, 2001 to December 31, 2001, we incurred approximately $1.8 million and $0.4 million, respectively in charges related to this management arrangement.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Leasing Corp. ("ACL") formally known as Airline Container Acquisition Corp. and its subsidiaries. Worldwide has no ownership in ACL and therefore ACL's financial information is not included in the consolidated financial statements of Worldwide.

Worldwide provides ACL with management and other services. In addition, ACL participates with Worldwide in certain shared services such as communication and employee benefits. In 2002, the total of these transactions was approximately $0.9 million. In addition, acquisition costs of $0.6 million were paid by Worldwide on behalf of ACL. Those costs were subsequently charged back to ACL in 2002.

In 1999 we issued $130.0 million of Senior Notes. Interest payments are due semi-annually, on February 15 and August 15. As of December 31, 2002 Vinci Airports US Inc. and ACL had purchased $64.4 million and $10.0 million, respectively, of the Senior Notes on the open market. On February 15, 2002 Vinci Airports US Inc. and ACL received an interest payment of $1.7 million and $0.6 million, respectively. On August 15, 2002 Vinci Airports US Inc. and ACL received an interest payment of $3.4 million and $0.6 million, respectively. Vinci Airports US Inc. purchased $11.7 million of Senior Notes in January 2003. As of March 27, 2002, approximately $38.4 million of Senior Notes remain outstanding with non-related parties.

In August 2002, SFS established an intercompany demand loan with Vinci SA. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2002, approximately $9.1 million was outstanding on this loan and is included in due to affiliates. Proceeds from this loan were used to fund capital expenditures relating to the new warehouse lease at Charles De Gaulle International Airport.

ITEM 14. CONTROLS AND PROCEDURES

Worldwide's management, including the Chief Executive Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements.

      The financial statements listed in the accompanying Index to Consolidated Financial Statements, which appears on F-1 herein are filed as part of this Form 10-K.

      2. Financial Statement Schedules.

      All financial statement schedules have been omitted due to the absence of conditions under which they are required, not significant, not applicable or because the information is included in the financial statements or notes thereto.

      3. Exhibits.

      The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K.

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on the 27th day of March 2003.

                                         WORLDWIDE FLIGHT SERVICES, INC.

                                         By: /s/ JEAN-FRANCOIS GOUEDARD
                                         ------------------------------
                                         Jean-Francois Gouedard
                                         President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                            TITLES                                       DATE
----------                            ------                                       ----
   /s/ Jean-Francois Gouedard         President & Chief Executive Officer          March 27, 2003
----------------------------------    (Principal Executive Officer and Director)
     Jean-Francois Gouedard

        /s/ Jay P. Norris             Controller                                   March 27, 2003
----------------------------------    (Principal Financial Officer)
          Jay P. Norris

         /s/ David Azema              Director                                     March 27, 2003
----------------------------------
           David Azema

/s/ Jean-Pierre Marchand-Arpoume      Director                                     March 27, 2003
----------------------------------
  Jean-Pierre Marchand-Arpoume

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Worldwide Flight Security Service Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on the 27th day of March 2003.

                                         WORLDWIDE FLIGHT SECURITY
                                         SERVICE CORPORATION

                                         WORLDWIDE FLIGHT SERVICES, INC.

                                         By: /s/ JEAN-FRANCOIS GOUEDARD
                                         -----------------------------------
                                         Jean-Francois Gouedard
                                         President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                           TITLES                                        DATE
----------                           ------                                        ----
  /s/ Jean-Francois Gouedard        President & Chief Executive Officer           March 27, 2003
-------------------------------     (Principal Executive Officer and Director)
    Jean-Francois Gouedard

       /s/ Jay P. Norris            Controller                                    March 27, 2003
-------------------------------     (Principal Financial Officer)
         Jay P. Norris

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oxford Electronics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas, on the 27th day of March 2003.

                                         OXFORD ELECTRONICS, INC.

                                         By: /s/ JEAN-FRANCOIS GOUEDARD
                                         ------------------------------
                                         Jean-Francois Gouedard
                                         President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURES                       TITLES                                         DATE
----------                       ------                                         ----
  /s/ Jean-Francois Gouedard     President & Chief Executive Officer            March 27, 2003
------------------------------   (Principal Executive Officer and Director)
    Jean-Francois Gouedard

       /s/ Jay P. Norris         Controller                                     March 27, 2003
------------------------------   (Principal Financial Officer)
         Jay P. Norris

CERTIFICATION WORLDWIDE FLIGHT SERVICES, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jean-Francois Gouedard, certify that:

1. I have reviewed this annual report on Form 10-K of Worldwide Flight Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and Audit Committee:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and Audit Committee any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Jean-Francois Gouedard

Jean-Francois Gouedard
Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE

    Report of Independent Auditors                                   F-1

    Consolidated Balance Sheets at December 31, 2002 and 2001        F-3

    Consolidated Statements of Operations for                        F-4
    the year ended December 31, 2002,
    the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001,
    the year ended December 31, 2000,

    Consolidated Statements of Stockholder's Equity for              F-5
    the year ended December 31, 2002,
    the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001,
    the year ended December 31, 2000,

    Consolidated Statements of Cash Flows for                        F-6
    the year ended December 31, 2002,
    the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001,
    the year ended December 31, 2000,

    Notes to Consolidated Financial Statements                       F-7

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Worldwide Flight Services, Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Flight Services, Inc. ("Worldwide") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2002 and the period from October 6, 2001 to December 31, 2001 and the period from January 1, 2001 to October 5, 2001. The financial statements as of December 31, 2000 (not presented herein) and for the year ended December 31, 2000 were audited by other auditors whose report dated March 16, 2001 expressed an unqualified opinion on those consolidated financial statements. These financial statements are the responsibility of Worldwide's management. Our responsibility is to express an opinion on these 2002 and 2001 financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Flight Services, Inc. as of December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the year ended December 31, 2002, the period from October 6, 2001 to December 31, 2001 and the period from January 1, 2001 to October 5, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2002 Worldwide changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
March 27, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Worldwide Flight Services, Inc.

We have audited the accompanying consolidated balance sheet of Worldwide Flight Services, Inc. as of December 31, 2000 (not presented herein), and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Flight Services, Inc. as of December 31, 2000, the consolidated results of operations and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Dallas, Texas
March 16, 2001

                         WORLDWIDE FLIGHT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          DECEMBER 31,     DECEMBER 31,
                                                              2002             2001
                                                          ------------     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                              $  5,223         $  5,280
     Restricted cash equivalents                                  --              750
     Accounts receivable, less allowance for doubtful
     accounts of $4,116 and $4,212, respectively              66,001           64,263
     Deferred income taxes                                     7,030            9,880
     Prepaid and other current assets                          9,393            7,149
                                                            --------         --------
          Total current assets                                87,647           87,322

Equipment and property:
     Equipment and property, at cost                          67,251           49,868
     Less accumulated depreciation                           (12,377)          (2,858)
                                                            --------         --------
                                                              54,874           47,010

     Intangible assets including goodwill, net               173,205          170,912
     Other long-term assets                                    1,965            1,924
                                                            --------         --------
          Total assets                                      $317,691         $307,168
                                                            ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                       $ 20,670         $ 19,937
     Accrued salaries, wages and benefits                     16,311           15,634
     Due to parent                                                --           72,067
     Due to affiliates                                        11,663               --
     Other accrued liabilities                                23,773           27,782
     Current portion of long-term debt                         3,350            1,350
                                                            --------         --------
          Total current liabilities                           75,767          136,770

     Deferred income taxes                                     7,908           10,757
     Long-term debt, less current portion                    128,817          129,746

Stockholder's equity:
     Common stock                                                 --               --
     Additional paid-in capital                              157,580           75,527
     Retained earnings (deficit)                             (54,560)         (45,625)
     Accumulated other comprehensive income (loss)             2,179               (7)
                                                            --------         --------
          Total stockholder's equity                         105,199           29,895
                                                            --------         --------
          Total liabilities and stockholder's equity        $317,691         $307,168
                                                            ========         ========

                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          WORLDWIDE FLIGHT SERVICES, INC.
                                   --------------------------------------------------------------------------------
                                                           PERIOD FROM         PERIOD FROM
                                                         OCTOBER 6, 2001      JANUARY 1, 2001
                                       YEAR-ENDED              TO                   TO               YEAR-ENDED
                                   DECEMBER 31, 2002    DECEMBER 31, 2001     OCTOBER 5, 2001     DECEMBER 31, 2000
                                   -----------------    -----------------     ---------------     -----------------

Operating revenues                     $ 351,924            $  82,689            $ 254,250            $ 331,972

Expenses:
Salaries, wages and benefits             224,531               56,493              171,234              218,020
Materials, supplies and
services                                  50,060               12,554               32,824               30,851
Equipment and facilities rental           26,288                6,892               18,132               22,083
Depreciation and amortization             12,657                3,041               15,086               18,083
Goodwill impairment                           --               40,000                   --                   --
Other operating expenses                  30,865                3,982               28,701               32,669
Restructuring charges, net                    --                   --                 (443)               5,421
                                       ---------            ---------            ---------            ---------
    Total operating expenses             344,401              122,962              265,534              327,127
                                       ---------            ---------            ---------            ---------
Operating income (loss)                    7,523              (40,273)             (11,284)               4,845

Interest income (expense), net           (18,596)              (5,083)             (16,246)             (21,260)
Other expense, net                          (138)                (188)              (1,712)                 (59)
                                       ---------            ---------            ---------            ---------
Loss before income taxes                 (11,211)             (45,544)             (29,242)             (16,474)

(Provision) benefit for income
taxes                                      2,276                  (81)               2,671                5,054
                                       ---------            ---------            ---------            ---------

Net loss                               $  (8,935)           $ (45,625)           $ (26,571)           $ (11,420)
                                       =========            =========            =========            =========

                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                             RETAINED         OTHER           TOTAL
                                                    COMMON     PAID-IN       EARNINGS     COMPREHENSIVE    STOCKHOLDER'S
                                                    STOCK      CAPITAL       (DEFICIT)    INCOME (LOSS)       EQUITY
                                                    ------     -------       --------     -------------    -------------

Balance at January 1, 2000                             --     $  38,918      $ (3,197)       $(1,832)       $  33,889
Equity contribution by parent                          --         1,946            --             --            1,946
Net loss                                               --            --       (11,420)            --          (11,420)
Foreign currency translation (loss)                    --            --            --           (618)            (618)
                                                                                                            ---------
     Total comprehensive loss                                                                                 (12,038)
                                                     ----     ---------      --------        -------        ---------
Balance at December 31, 2000                           --     $  40,864      $(14,617)       $(2,450)       $  23,797

Redemption of common stock                             --          (282)           --             --             (282)
Non-cash stock compensation                            --         1,866            --             --            1,866
Net loss                                               --            --       (26,571)            --          (26,571)
Foreign currency translation (loss)                    --            --            --         (1,466)          (1,466)
                                                                                                            ---------
     Total comprehensive loss                                                                                 (28,037)
                                                     ----     ---------      --------        -------        ---------
Balance at October 5, 2001                             --     $  42,448      $(41,188)       $(3,916)       $  (2,656)

Adjustment for purchase accounting:
Sale of parent's stock to Vince Airports US Inc.       --       (42,448)       41,188          3,916            2,656
Capitalization of Worldwide by parent                  --        75,527            --             --           75,527
Net loss                                               --            --       (45,625)            --          (45,625)
Foreign currency translation                           --            --            --             (7)              (7)
                                                                                                            ---------
     Total comprehensive loss                                                                                 (45,632)
                                                     ----     ---------      --------        -------        ---------
Balance at December 31, 2001                           --     $  75,527      $(45,625)       $    (7)       $  29,895

Equity contribution by parent                          --        81,220            --             --           81,220

Final purchase price payment                           --           833            --             --              833
Net loss                                               --            --        (8,935)            --           (8,935)
Foreign currency translation                           --            --            --          2,186            2,186
                                                                                                            ---------
     Total comprehensive loss                                                                                  (6,749)
                                                     ----     ---------      --------        -------        ---------
Balance at December 31, 2002                           --     $ 157,580      $(54,560)       $ 2,179        $ 105,199
                                                     ====     =========      ========        =======        =========

                             See accompanying notes

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           WORLDWIDE FLIGHT SERVICES, INC.
                                     ---------------------------------------------------------------------------
                                                           PERIOD FROM         PERIOD FROM
                                                         OCTOBER 6, 2001     JANUARY 1, 2001
                                         YEAR-ENDED             TO                 TO             YEAR-ENDED
                                     DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 5, 2001   DECEMBER 31, 2000
                                     -----------------   -----------------   ---------------   -----------------
Operating Activities:
Net loss                                  $ (8,935)          $(45,625)          $(26,571)          $(11,420)
Adjustments to reconcile net
earnings to net cash provided by
operating activities:
Depreciation and amortization               12,657              3,041             15,086             18,012
Goodwill Impairment                             --             40,000                 --
Non-cash stock compensation                     --                 --              1,866                 --
Deferred income taxes                           --                 --             (2,562)            (7,367)
Restructuring charge                            --                 --               (443)             5,421
Other                                        2,419                184              1,305              1,295
Change in assets and
liabilities,
net of effects of acquisitions:
Accounts receivable                            237             (9,066)             7,692             11,295
Prepaid and other assets                    (1,048)            (1,626)                --             (2,360)
Accounts payable and accrued
liabilities                                (10,602)             2,539             (2,873)            (9,603)
                                          --------           --------           --------           --------
Net cash provided by (used in)
operating activities                        (5,272)           (10,553)            (6,500)             5,273

Investing Activities:
Capital expenditures                       (14,468)            (2,281)           (13,758)            (9,057)
Acquisitions, net of cash                       --                 --             (2,700)            (9,639)
                                          --------           --------           --------           --------
Net cash used by investing
activities                                 (14,468)            (2,281)           (16,458)           (18,696)

Financing Activities:
Proceeds short-term debt                     2,000                 --                 --                 --
Repurchase senior notes                         --             (5,550)                --                 --
Issue costs on long-term debt                   --                 --                 --               (607)
Proceeds from long-term debt                    --                 --             23,265             12,914
Payments on long-term debt                      --            (48,577)                --                 --
Payments on intercompany
borrowings                                 (81,220)                --                 --                 --
Proceeds from intercompany
borrowings, net                             17,072             71,202                 --                 --
Equity contribution by parent
or officers                                 81,220                760                 --              1,946
Other                                          611                279             (1,736)            (1,176)
                                          --------           --------           --------           --------
Net cash provided by (used in)
financing activities                        19,683             18,114             21,529             13,077
Net increase (decrease) in cash
and cash equivalents                           (57)             5,280             (1,429)              (346)
Cash and cash equivalents at
beginning of period                          5,280                 --              1,429              1,775
                                          --------           --------           --------           --------
Cash and cash equivalents at
end of period                             $  5,223           $  5,280           $     --           $  1,429
                                          ========           ========           ========           ========
Supplemental Disclosures of
Cash Flow Information:
Cash paid (refunded) for income
taxes                                     $  2,346           $     34           $    574           $  3,104
Cash paid for interest                      19,084                895             20,618             19,209
Non-cash transactions:
Non-cash goodwill transactions               2,842                 --                 --                 --

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Business

Worldwide is an independent provider of aviation ground services which operates in four separate areas: cargo handling, ramp services, passenger services and technical services. Cargo handling activities include the build-up and breakdown of cargo in preparation for transport or storage, warehouse management and other services. Ramp services include aircraft marshaling, aircraft pushback, aircraft de-icing, cabin cleaning, aircraft fueling and aircraft heating, air-conditioning, lavatory and water services. Passenger services include passenger ticketing, curbside and ticket counter check-in boarding services, baggage claim and other services for passengers. Technical services include maintenance and repairs to jet bridges, baggage conveyors and ground equipment, in addition to other services.

Worldwide operates in airports around the world, primarily in New York City, Dallas, Miami, Paris, France and Hong Kong. International operations are generally organized as either foreign branches or separately incorporated subsidiaries.

Basis of Presentation

Worldwide was incorporated in Delaware on December 12, 1983 as AMR Services Corporation ("AMRS" or "the Predecessor"), a subsidiary of AMR Corporation ("AMR"). On March 31, 1999 Worldwide was acquired by WFS Holdings, Inc., which was owned by Castle Harlan Partners III, L.P. and its affiliates (the "Castle Harlan Acquisition"). Following the Castle Harlan Acquisition, Worldwide changed its name from AMR Services Corporation to Worldwide Flight Services, Inc.

Since March 1999, we made three significant acquisitions: on August 12, 1999, we purchased all of the stock of MAS for approximately $63.0 million: on August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million, which was paid in 2000; and on April 5, 2000, we purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of up to $2.5 million, which was paid out in the first quarter of 2001. On December 31, 2000, MAS and Aerolink were merged into WFS.

On October 5, 2001, Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings, Inc., the parent of Worldwide Flight Services, Inc. (the "2001 Acquisition"). Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airport Services SNC. This acquisition did not result in a new entity, but it did result in a change in the basis of accounting. Consequently, the financial information at any point or for any period subsequent to October 5, 2001 is not comparable to financial information at any point or for any period prior to the 2001 Acquisition.

Foreign operations within Worldwide are substantially self-contained in that the majority of the revenues and related expenses are incurred in those currencies. The financial statements of our foreign subsidiaries and branches are translated using the current exchange rate in accordance to SFAS 52, Foreign Currency Translation. Accordingly, assets and liabilities of the foreign subsidiaries and branches are translated at end-of-period exchange rates. Operations are translated at the weighted average exchange rates for the period. Foreign currency transaction gain or loss is included in other income or loss for the period. Since the Castle Harlan Acquisition, Worldwide has concluded that certain intercompany foreign notes receivable represent permanent investments in those operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Worldwide and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

The presentation of certain prior period information has been reclassified to conform with the current period presentation.

Revenue Recognition

Worldwide recognizes fees from its service contracts as service is provided. The terms of the service contracts are generally cancelable by either party with a sixty-day notice. Worldwide provides services to a significant number of airlines around the world with typical payment terms of 30-60 days. Worldwide routinely analyzes the credit worthiness of its customers and generally does not require collateral.

Business and Concentrations of Credit Risk

For the year ended December 31, 2002, Worldwide derived approximately 20.5% of its revenues from AMR and its affiliates, primarily American Airlines and American Eagle (collectively "American"). As of December 31, 2002, we had outstanding receivables from American of $13.0 million.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of ninety days or less when purchased. At December 31, 2001, approximately $0.8 million of cash equivalents was restricted by Worldwide's commercial banking arrangement. No such restriction existed at December 31, 2002.

Long-lived Assets

Worldwide reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

Intangibles

In connection with the 2001 Acquisition, we recorded goodwill of $210.9 million. This goodwill represents the excess purchase price over the fair value of net tangible assets and other specifically identified intangible assets as of October 5, 2001. During the period from October 6, 2001 to December 31, 2001, we recorded a goodwill impairment charge of $40.0 million relating to decreases in the Company's fair value after the terrorists attacks on September 11, 2001.

During 2001, we accounted for goodwill recognized prior to June 30, 2001, in accordance with APB Opinion No. 17, Intangible Assets, amortizing goodwill over 20 years. During 2001 we performed an impairment analysis of goodwill and recorded an impairment of $40 million. On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, which significantly changed the accounting for goodwill. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Due to the transition rules of Statement No. 142, goodwill recognized in connection with the 2001 Acquisition was not amortized. We completed the first step of the transitional goodwill impairment at the beginning of 2002, which did not indicate any additional impairment.

Financial Instruments

Worldwide has purchased an interest rate cap agreement to hedge interest on variable-rate debt instruments (see Note 9). Prior to January 1, 2001, to the extent we had borrowings outstanding on variable-rate debt instruments, the cost of the interest rate cap is deferred and recognized as an adjustment to interest expense on the variable rate debt. Notional amounts in excess of variable-rate debt outstanding are marked to market with the resulting gain or loss being included in interest expense. On January 1, 2001, the Company adopted SFAS 133, as amended. This statement requires financial derivatives to be recorded at fair value. The approximate fair value of these instruments at December 31, 2002 and 2001 was zero.

Off-Balance-Sheet Instruments

Worldwide utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. At December 31, 2002, we had $0.7 million in letters of credit issued and outstanding with JPMorgan Chase Bank and $9.3 million letters of credit issued and outstanding with Credit Lyonnais. In addition, Worldwide is also a party to certain surety bonds that are typically issued through insurance carriers. At December 31, 2002, approximately $3.8 million of surety bonds were issued and backed by $2.8 million in letters of credit. Both the letters of credit and the performance bonds reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined. We do not expect any material losses to result from these instruments.

Income Taxes

Worldwide is included in Vinci Airports US Inc consolidated United States federal income tax return and state income tax returns in unitary states. Under the terms of the Vinci Airports US Inc tax sharing policy, income taxes are calculated by each subsidiary as if the subsidiary were a separate taxable entity and any benefits derived from the tax sharing agreement are then calculated and recognized: subsidiaries are reimbursed for net operating losses by affiliates. Worldwide computes its provision for deferred federal income taxes using the liability method as if it were a part of a tax sharing agreement. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

We evaluate all deferred tax assets to determine if a valuation allowance is needed. A valuation allowance is recorded if it is more likely than not a deferred tax asset will not be realized. We consider future taxable income, taxable temporary differences and tax planning strategies in the deferred tax asset evaluation process. For the years ended December 31, 2002 and 2001, we determined that it was more likely than not that our net deferred tax assets would not be realized. We had a valuation allowance for the periods December 31, 2002 and 2001, in the amounts of $21.8 million and $20.0 million respectively.

Common Stock, Stock Options and Warrants

On December 31, 2002, Worldwide had 1,000 shares of issued, authorized and outstanding $0.01 par value common stock, all owned by Holdings.

Certain employees were granted stock options under Holdings' 1999 Stock Option Plan, which was terminated in conjunction with the 2001 Acquisition. Upon the change of control, all outstanding stock options granted under this plan vested and were exercised. (see Note 14) In connection with the private placement of $130 million in 12.25% Senior Notes due 2007 (the "Senior Notes"), Holdings issued 130,000 warrants, which entitled the holder to an aggregate of 74,750 shares of its non-voting common stock. All of these warrants were exercised upon the change of control on October 5, 2001. At December 31, 2002 and 2001, there were no stock options or warrants outstanding.

Some members of management were given the opportunity to purchase shares of Holdings' common stock at the original purchase value of $3.25 per share. These stock purchase rights were generally granted, subject to certain restrictions, under the executive employment agreements, which were terminated upon change of control. The new employment agreements, effective October 5, 2001, do not allow for the purchase of stock.

Segments

Worldwide reports financial information and evaluates its operations by location and not by its four different services categories. We do not have discrete financial information to evaluate the operating results for each of the four ground service categories. Although revenue can be identified for these service categories, management cannot and does not identify expenses, profitability or other financial information for these service categories. As a result, management reviews operating results solely by location and thus we have determined that it operates under one reportable segment.

Allowance for Doubtful Accounts

The following summarizes the activity in the allowance for doubtful accounts for the following periods (in thousands):

                                                                             ACQUISITION
                                                    BALANCE AT                 OF MAS,
                                                   BEGINNING OF   BAD DEBT   AEROLINK AND                 BALANCE AT
PERIOD                                                PERIOD      EXPENSE       OXFORD      WRITE-OFFS   END OF PERIOD
------------------------------------------------   ------------   --------   ------------   ----------   -------------
Year ended December 31, 2002                         $ 4,212      $ 2,577       $  --        $ (2,673)      $ 4,116
Period from October 6, 2001 to December 31, 2001       7,116           --          --          (2,904)        4,212
Period from January 1, 2001 to October 5, 2001         2,072        5,164          --            (120)        7,116
Year ended December 31, 2000                           1,428        1,730          50          (1,136)        2,072

Change in Accounting for Goodwill and Certain Other Intangibles

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually.

In the fourth quarter of 2001 we performed an assessment of the carrying value of our goodwill due to the significant slowdown of the airline industry after September 11. As a result of this assessment we recorded a goodwill impairment charge of $40.0 million to write down the value of our goodwill. As required by SFAS 142, the Company performed an impairment analysis of its goodwill and other intangible assets at January 1, 2002 and determined no further transition adjustment was necessary.

Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands):

                                               PERIOD FROM        PERIOD FROM
                              YEAR-ENDED     OCTOBER 6, 2001    JANUARY 1, 2001     YEAR-ENDED
                             DECEMBER 31,           TO                 TO          DECEMBER 31,
                                 2002       DECEMBER 31, 2001   OCTOBER 5, 2001        2000
                             ------------   -----------------   ---------------    ------------
Reported net loss .......      $ (8,935)        $ (45,625)         $ (26,571)        $ (11,420)
Goodwill amortization ...            --                --              4,855             6,428
                               --------         ---------          ---------         ---------
Adjusted net loss .......      $ (8,935)        $ (45,625)         $ (21,716)        $  (4,992)
                               ========         =========          =========         =========

3. ACQUISITIONS

Since Worldwide's inception, we made three significant acquisitions: on August 12, 1999, we purchased all of the stock of MAS for approximately $63.0 million; on August 23, 1999, we purchased all of the stock of Aerolink for approximately $5.9 million, plus an earn-out of $1.0 million, which was paid in 2000; and on April 5, 2000, we purchased all the stock of Oxford for approximately $9.6 million, plus a deferred payment of $2.5 million, which was paid out in the first quarter of 2001.

If the acquisition of Oxford had occurred at the beginning of year ended December 31, 2000, total revenues and net loss would have been as follows (in thousands):

                                          2000
                                       ----------
Revenues.......................        $  345,477
Net loss.......................           (10,974)

Acquisition of Worldwide by Vinci Airports US Inc.

On October 5, 2001 Vinci Airports US Inc. acquired all of the capital stock of WFS Holdings Inc. Vinci Airports US Inc. is a wholly-owned subsidiary of Vinci Airport Services SNC. The transaction was consummated pursuant to an

Agreement and Plan of Merger and Stock Purchase Agreement dated as of September 7, 2001 among WFS Holdings, Inc., Airline Container Leasing Corp., formally known as Airline Container Acquisition Corp., Castle Harlan Partners III, L.P., Vinci S.A., Vinci Airports US Inc. and Vinci Merger Sub Corp. The transaction, which was completed utilizing funds of Vinci Airports US Inc., had a fair value to Worldwide of approximately $254.8 million, including transaction costs. In connection with this transaction, Worldwide recorded $210.9 million of goodwill, which represents the difference between the allocated purchase price and the initial estimate of the fair value of net assets acquired. Worldwide decreased the prior carrying value of current assets by $1.2 million and total assets by $10.8 million and increased current liabilities by $7.3 million and total liabilities by $11.2 million through its initial purchase price allocation process. During 2002, we continued to obtain information needed to reflect the acquired assets and liabilities at fair value as of the date of the acquisition. Consequently, we recorded additional adjustments to our assets and liabilities with corresponding entries to goodwill. We increased our liabilities by $5.1 million and increased our fixed assets by $3.7 million. In addition, there was a final adjustment to the purchase price of $0.8 million. During 2002 Worldwide reviewed its analysis of certain foreign tax related liabilities arising before the 2001 Acquisition and identified $1.7 million of pre-acquisition Liabilities. Accordingly, we have accrued for these tax related liabilities and increased goodwill. These entries resulted in a net increase to goodwill of $3.9 million. Airline Container Leasing Corp. is a separate holding under Vinci Airports US Inc. and is therefore not a part of Worldwide's consolidated group.

4. LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in millions):

                                                   2002           2001
                                                 ---------      ---------
12.25% Senior Notes due August 7, 2001......     $   125.8      $   125.8
Due to affiliates...........................          11.7             --
Other short-term borrowings.................           2.0             --
Capital Lease Obligations and Other.........           4.4            5.3
                                                 ---------      ---------
                                                     143.9          131.1
Less:
Current maturities..........................           3.4            1.4
Due to affiliates...........................          11.7             --
                                                 ---------      ---------
Total long-term debt........................     $   128.8      $   129.7
                                                 =========      =========

In a 1999 private placement, we issued $130.0 million of Senior Notes. In connection with the issuance of these Senior Notes, Holdings also issued 130,000 warrants, which entitled the holder to an aggregate of 74,750 shares of its non-voting common stock. Subsequent to the private placement, the Senior Notes were registered through a public exchange offer. On October 5, 2001, Vinci Airports US Inc. completed its purchase of WFS Holdings, Inc. and its subsidiaries. Under the terms of the indenture governing these notes, we commenced a change of control offer on October 24, 2001 to repurchase our Senior Notes at 101% of their par value, plus accrued but unpaid interest. Notes with an aggregate face value of $5.5 million were tendered to Worldwide during the change of control offer period. We adjusted the carrying value of $124.5 million for our remaining Senior Notes to fair value of $125.8 million as part of the purchase price allocation.

Worldwide's obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries. (see Note 13) Worldwide is also subject to certain covenants under the Senior Note indenture and we were in compliance with these covenants throughout the year ended and as of December 31, 2002.

In connection with the 2001 Acquisition, Vinci Airports US Inc. repaid the outstanding balance on the Senior Secured Credit Facility and terminated the facility. The outstanding balance at the time of repayment was $46.5 million and was funded from the proceeds of an intercompany demand loan from Vinci Airports US Inc.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase") which expires on March 31, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At December 31, 2002, the outstanding balance due on this facility was $2.0 million which was classified as short-term debt in the financial statements.

5. RELATED PARTY TRANSACTIONS

On March 31, 1999 we entered into a Management Agreement with Castle Harlan, Inc., an affiliate of our parent at that time. Under this Agreement, Castle Harlan provided Worldwide with business and organizational strategies as well as financial, advisory and investment banking services. In return, we agreed to pay a management fee at the annual rate of $1.25 million for the period from July 1, 2000 through December 31, 2002 and $2.0 million from January 1, 2003 through December 31, 2005. This agreement was terminated in October 2001, upon the change of control on October 5, 2001.

On September 7, 2001 and September 20, 2001, we borrowed $1.0 million on each date from Castle Harlan to meet certain liquidity needs. This loan was unsecured with an imputed interest rate of 8.0%. The entire loan, plus accrued interest, was repaid on October 5, 2001, in a series of transactions related to the 2001 Acquisition.

On October 5, 2001, we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. On December 31, 2002, we received additional paid-in capital of approximately $81.2 million from our parent which was used to repay the intercompany demand loan, including interest. Therefore, there was no outstanding balance due on this loan at December 31, 2002.

On October 5, 2001, we entered into a management arrangement with Vinci Airports SA. Under this arrangement, Vinci Airports SA will provide Worldwide with business and organizational strategies as well as financial, advisory and certain banking services. For the year ended December 31, 2002 and for the period from October 5, 2001 to December 31, 2001, we incurred approximately $1.8 million and $0.4 million, respectively in charges related to this management arrangement.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Leasing Corp. ("ACL") formally known as Airline Container Acquisition Corp. and its subsidiaries. Worldwide has no ownership in ACL and therefore ACL's financial information is not included in the consolidated financial statements of Worldwide.

Worldwide provides ACL with management and other services. In addition, ACL participates with Worldwide in certain shared services such as communication and employee benefits. In 2002, the total of these transactions was approximately $0.9 million. In addition, acquisition costs of $0.6 million were paid by Worldwide on behalf of ACL. Those costs were subsequently charged back to ACL in 2002.

In 1999 we issued $130.0 million of Senior Notes. Interest payments are due semi-annually, on February 15 and August 15. As of December 31, 2002 Vinci Airports US Inc. and ACL had purchased $64.4 million and $10.0 million, respectively, of the Senior Notes on the open market. On February 15, 2002 Vinci Airports US Inc. and ACL received an interest payment of $1.7 million and $0.6 million, respectively. On August 15, 2002 Vinci Airports US Inc. and ACL received an interest payment of $3.4 million and $0.6 million, respectively. Vinci Airports US Inc. purchased $11.7 million of Senior Notes in January 2003. As of March 27, 2002, approximately $38.4 million of Senior Notes remain outstanding with non-related parties.

In August 2002, SFS, a wholly owned subsidiary of Worldwide, established an intercompany demand loan with Vinci SA. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At December 31, 2002, approximately $9.1 million was outstanding on this loan and is included in due to affiliates. Proceeds from this loan were used to fund capital expenditures relating to the new warehouse lease at Charles De Gaulle International Airport.

6. RESTRUCTURING CHARGES

The following tables summarize the activity related to the restructuring charges in fiscal 2002 and 2001 (in thousands):

                                         RESERVE BALANCE                            RESERVE BALANCE
                                           DECEMBER 31,                               DECEMBER 31,
DESCRIPTION                                   2001         REVISIONS     PAYMENTS          2002
--------------------------------------   ---------------   ---------     --------   ---------------
Involuntary employee severance........       $  1,691        $ 397       $(1,435)       $    653
Non-employee contract terminations....            628         (609)          (19)             --
Lease terminations....................             54           --           (54)             --
Other exit costs......................            252           --          (107)            145
Other business restructuring..........            459         (130)         (329)             --
                                             --------        ------      -------        --------
     Total restructuring charge.......       $  3,084        $(342)      $(1,944)       $    798
                                             ========        =====       =======        ========


                                                           RESTRUCTURING CHARGES
                                          -------------------------------------------------------
                                               RESERVE                      CHANGE OF                      RESERVE
                                               BALANCE                       CONTROL                       BALANCE
DESCRIPTION                               DECEMBER 31, 2000    REVISIONS    PROVISIONS    PAYMENTS    DECEMBER 31, 2001
--------------------------------------    -----------------    ---------    ----------    --------    -----------------
Involuntary employee severance........     $          1,965     $   (385)    $   1,625     $ 1,514     $          1,691
Non-employee contract terminations....                  883          (58)           --        (197)                 628
Lease terminations....................                  519         (250)           --        (215)                  54
Other exit costs......................                  100          250            --         (98)                 252
Other business restructuring..........                   --           --           675        (216)                 459
                                          -----------------    ---------    ----------    ---------   -----------------
  Total restructuring charge               $          3,467     $   (443)    $   2,300     $ (2,240)   $          3,084
                                          =================    ==========   ==========    =========   =================

7. PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated lives indicated in the table below. Maintenance and repair costs are expensed as incurred. At the time of sale, October 5, 2001, the fair value of fixed assets was estimated to be approximately their net book value of $47.9 million. During the third quarter of 2002, we received an appraisal of the fair value of our fixed assets as of the acquisition date and adjusted the carrying value to reflect that fair value. Accordingly, we increased the value of our fixed assets by approximately $3.7 million, with a corresponding reduction to goodwill. We recorded depreciation expense of $0.6 million in the third quarter of 2002 to reflect the additional depreciation that would have occurred if we had the results of the fair value appraisal at October 5, 2001.

The following table summarizes Worldwide's property and equipment at December 31, 2002 and 2001 (in thousands):

                                     DEPRECIABLE LIFE       2002          2001
                                     ----------------     ---------     ---------
Building and improvement........       25-30 years        $  34,869     $  23,372
Ground equipment................         5-8 years           22,981        18,567
Other, primarily software.......        3-10 years            9,401         7,929
                                                          ---------     ---------
Equipment and property, at cost.                          $  67,251     $  49,868
                                                          =========     =========

Depreciation expense totaled $12.7 million for the year ended December 31, 2002; $3.1 million for the period from October 6, 2001 to December 31, 2001 and $10.2 million for the period from January 1, 2001 through October 5, 2001; and $11.3 million for the year ended December 31, 2000.

8. INCOME TAXES

Losses before income taxes for the year ended December 31, 2002, the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001 and for the year ended December 31, 2000 were $11.2 million, $45.5 million, $29.2 million and $16.5 million, respectively.

For our U.S. operation, losses before income taxes for the year ended December 31, 2002, the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001 and for the year ended December 31, 2000 were $12.2 million, $45.1 million, $28.5 million and $21.4 million, respectively.

For our foreign operation, income before income taxes for the year ended December 31, 2002 was $1.0 million. Losses for the period from October 6, 2001 through December 31, 2001, the period from January 1, 2001 through October 5, 2001 were $0.4 million and $0.7 million, respectively. Income before income taxes for the year ended December 31, 2000 was $4.9 million.

The components of the income tax provision for each of the periods presented are as follows (in thousands):

                                                      PERIOD FROM        PERIOD FROM
                                                    OCTOBER 6, 2001    JANUARY 1, 2001    YEAR-ENDED
                                   YEAR-ENDED             TO                 TO          DECEMBER 31,
                               DECEMBER 31, 2002   DECEMBER 31, 2001   OCTOBER 5, 2001       2000
                               -----------------   -----------------   ---------------   ------------
Current:
   Federal..................       $ (3,018)           $   (330)          $    --          $    314
   Foreign..................            762                 (36)             (109)            1,998
   State....................            (20)                447                --                --
                                   ---------           --------           -------          --------
                                     (2,276)                 81              (109)            2,312
Deferred....................             --                  --            (2,562)           (7,366)
                                   --------            --------           -------          --------
Total income tax provision
(benefit)...................       $ (2,276)           $     81           $(2,671)         $ (5,054)
                                   =========           ========           =======          ========

Reconciliations of the provisions for income taxes computed at the statutory rate of the reported provisions for income taxes for the indicated periods are set forth below (in thousands).

                                                          PERIOD FROM        PERIOD FROM
                                                        OCTOBER 6, 2001    JANUARY 1, 2001
                                         YEAR-ENDED           TO                  TO            YEAR-ENDED
                                        DECEMBER 31,      DECEMBER 31,        OCTOBER 5,       DECEMBER 31,
                                           2002              2001                2001              2000
                                        ------------    ---------------    ---------------     ------------
Statutory income provision ........      $(3,924)          $(15,940)          $(10,234)          $(5,766)
State income tax provision, net ...         (229)               291               (999)               --
Foreign taxes, rate differential ..          163                (93)              (280)               --
Unbenefited foreign losses ........          228                 75                224                --
Tax effect of Goodwill ............           --             14,000                519                --
Change in valuation allowances ....        1,808              1,997              8,524                --
Non deductible expenses ...........          270                 36                108                --
Other .............................         (592)              (285)              (533)              712
                                         -------           --------           --------           -------
Income tax provision (benefit)  ...      $(2,276)          $     81           $ (2,671)          $(5,054)
                                         =======           ========           ========           =======

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities at December 31, 2002 and December 31, 2001 of Worldwide are as follows (in thousands):

                                                                     2002                          2001
                                                            CURRENT       NON-CURRENT      CURRENT       NON-CURRENT
                                                           ----------     -----------     ----------     -----------
Deferred tax assets:
   Expenses deductible for tax in a different
     period than books................................     $    7,573     $     4,920     $    9,795     $     4,285
   Foreign tax credit.................................             --           3,120             --           1,661
   Net operating loss Carryforward....................             --          24,960             --          19,149
Other.................................................             --              --             85              --
                                                           ----------     -----------     ----------     -----------
   Total deferred tax assets..........................          7,573          33,000          9,880          25,095
                                                           ----------     -----------     ----------     -----------
   Valuation allowance................................             --         (21,814)            --         (20,007)
                                                           ----------     -----------     ----------     -----------
   Net deferred tax asset.............................          7,573          11,186          9,880           5,088
                                                           ==========     ===========     ==========     ===========
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries........             --           2,120             --           1,335
Identified intangibles................................             --          13,078             --          11,255
Accelerated depreciation..............................             --           1,261             --             699
Other.................................................            543           2,635             --           2,556
                                                           ----------     -----------     ----------     -----------
   Total deferred tax liabilities.....................            543          19,094             --          15,845
                                                           ----------     -----------     ----------     -----------
   Net deferred tax asset (liability).................     $    7,030     $    (7,908)    $    9,880     $   (10,757)
                                                           ==========     ===========     ==========     ===========

Worldwide has approximately $71.2 million of net operating losses at December 31, 2002. Approximately $17.4 million of this amount will expire from 2015 to 2020 and $53.8 million will expire from 2020 to 2022.

Section 382 of the Internal Revenue Code limits the future use of net operating losses if there is more than a 50% change in control over a three (3) year period. The annual limitation is equal to the value of Worldwide at the change date multiplied by the applicable federal funds rate, plus any recognized built-in-gains. Approximately $40.9 million of Worldwide NOL's are subject to the Section 382 limitation. The annual limitation on the NOL's is approximately equal to $3.4 million, plus any recognized built-in-gains. Any unused Section 382 limitation may generally be carried forward.

We had $40.8 million of NOL's at the acquisition date, which were fully offset by a valuation allowance. Any future reduction in this valuation allowance will be reflected first as a reduction of intangible assets and then as an increase to equity. We had approximately $38.5 million of net operating losses that were generated after the acquisition date; $8.2 million have been utilized under the Vinci Airports US Inc tax sharing agreement. Any future reduction in this valuation allowance will reduce future income tax expense.

Worldwide is included in Vinci Airports US Inc consolidated United States federal income tax return and state tax returns in unitary states. Under the terms of the Vinci Airports US Inc tax sharing agreement, Worldwide's losses of $8.2 million have been utilized by other members of the US consolidated group.

We recorded gross deferred tax assets in connection with the 2001 Acquisition. The deferred tax assets were fully offset by a valuation allowance. Accordingly, we did not record a net deferred tax asset associated with the 2001 Acquisition.

We evaluate all deferred tax assets to determine if a valuation allowance is needed. We determined it was more likely than not that our net deferred tax assets would not be realized. We had a valuation allowance for the periods ended December 31, 2002 and 2001, in the amounts of $21.8 million and $20.0 million respectively.

During the year Worldwide reviewed its analysis of certain foreign tax related liabilities arising before the 2001 Acquisition and identified $1.7 million of pre-acquisition liabilities. Accordingly we have accrued for these tax related liabilities and increased goodwill.

9. FINANCIAL INSTRUMENTS

In connection with the Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. These caps have a notional amount of $20.0 million and $50.0 million at December 31, 2002 and 2001, respectively. Caps with a notional value of $30.0 million expired in March 2002 and the remaining caps with a notional value of $20.0 million expire in March 2003. We do not intend to replace these contracts. In 2000, the interest rate caps exceeded the outstanding borrowings under the Senior Secured Credit Facility, resulting in a mark-to-market charge to interest expense of $415,000. The approximate fair value of these instruments at December 31, 2002 and 2001 was zero.

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases with initial and remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2003.......................       $ 24,229
2004.......................         20,065
2005.......................         15,081
2006.......................         12,590
2007.......................         10,551
thereafter.................         96,702
                                  --------
                                  $179,218
                                  ========

All major airport facilities and office spaces are leased under operating leases, many of which include renewal options and indexed escalation clauses.

Commitments and Contingencies

We are involved in an investigation by the National Transportation Safety Board ("NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

In addition to the NTSB investigation, we are one of several defendants in three individual lawsuits arising out of the crash. One of the suits is filed in state court in California, one in state court in Ohio, and one in state court in Texas. We believe that we have adequate insurance coverage for any liability that may ultimately be assessed in these suits.

Actions and claims against certain subsidiaries of Worldwide under common law and state and federal statutes for employment, personal injury, property damage and breach of contract arise in the ordinary course of their businesses. The remedies sought in such actions include compensatory, punitive and exemplary damages as well as equitable relief. Reserves for such lawsuits and claims are recorded to the extent that losses are deemed probable and can be reasonably estimated. In the opinion of management, the resolution of all such pending lawsuits and claims will not have a material effect on the earnings, cash flows or consolidated financial position of Worldwide.

During 2000 the Aviation Department of Miami-Dade County International Airport performed an audit of our Gross Revenues calculation, which is used in determining the airport fees paid under our general aeronautical services permit. In connection with that audit the airport assessed $0.8 million in additional airport fees. Although we contested these findings, we were ultimately unsuccessful in our attempt to overcome the airport's position and therefore recorded the charge in 2001.

AMR Earn-Out

In connection with the Castle Harlan Acquisition, we are contingently obligated to pay AMR an additional amount if revenues from AMR exceed specific amounts over a ten-year period from the date of the Castle Harlan Acquisition. If these revenue targets are met, we will pay AMR up to $10.0 million plus accrued interest. We are not able to predict whether or not we will meet these revenue targets.

12. GEOGRAPHIC OPERATIONS

Worldwide operates as an independent ground services provider to air-cargo and passenger airlines in North America, Europe, and Asia. Worldwide, however, operated in a single business segment, as a provider of ground services to the aviation industry. Inter-area sales are not material. Long-lived assets by geographic area represent those assets used in Worldwide's operations in each area. Corporate level assets and liabilities are included as a component of North America.

Information about Worldwide's operations in these geographic areas is as follows (in thousands):

                     PERIOD                                             NORTH AMERICA     EUROPE        ASIA
                     ------------------------------------------------   -------------    --------     --------
TOTAL REVENUES       Year Ended December 31, 2002                         $ 273,375      $ 65,418     $ 13,131
                     Period From October 6, 2001 to December 31, 2001        64,481        14,934        3,274
                     Period From January 1, 2001 to October 5, 2001         206,670        37,893        9,687
                     Year Ended December 31, 2000                           278,580        45,996        7,399

LONG-LIVED ASSETS    December 31, 2002                                    $ 199,737      $ 25,149     $  3,193
                     December 31, 2001                                      200,585        14,242        3,095

13. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

The Senior Notes discussed in Note 4 are fully and unconditionally guaranteed on a joint and several basis by current domestic subsidiaries. Foreign subsidiaries do not guarantee the Senior Notes. The following tables present condensed consolidating financial information for the Company, its subsidiary guarantors and non-guarantor foreign subsidiaries (in thousands):

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Current assets:
     Accounts receivable, net                $ 48,383          $  3,987           $ 13,631          $     --        $ 66,001
     Other current assets                      10,837             1,098              9,711                --          21,646
                                             --------          --------           --------          --------        --------
          Total current assets                 59,220             5,085             23,342                --          87,647

Non-current assets
Equipment and property, net                    30,509               343             24,022                --          54,874
Intercompany receivable                        24,731                --                 --           (24,731)             --
Investment in affiliates                        1,601                --                 --            (1,601)             --
Intangible assets including
goodwill, net                                 169,782                --              3,423                --         173,205
Other long-term assets                          1,271               322                372                --           1,965
                                             --------          --------           --------          --------        --------
          Total assets                       $287,114          $  5,750           $ 51,159          $(26,332)       $317,691
                                             ========          ========           ========          ========        ========

Current liabilities:
    Accounts payable                         $ 10,334          $    608           $  9,728          $     --        $ 20,670
    Intercompany payables                          --             6,044             18,687           (24,731)             --
    Due to affiliate                            2,487                80              9,096            11,663
    Other accrued liabilities                  36,795              (158)             6,797                --          43,434
                                             --------          --------           --------          --------        --------
          Total current liabilities            49,616             6,574             44,308           (24,731)         75,767

Non-current liabilities
Long-term debt                                125,141               115              3,561                --         128,817
Other non-current liabilities                   7,158               750                 --                --           7,908
Total stockholder's equity                    105,199            (1,689)             3,290            (1,601)        105,199
                                             --------          --------           --------          --------        --------
          Total liabilities and
          stockholder's equity               $287,114          $  5,750           $ 51,159          $(26,332)       $317,691
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Operating revenues                           $276,315          $ 13,316           $ 62,293          $     --        $351,924
Expenses:
     Salaries, wages, and benefits            190,996             9,850             23,685                --         224,531
     Materials, supplies, and services         49,348                66                646                --          50,060
     Equipment and facility rental             18,255               417              7,616                --          26,288
     Depreciation and amortization             11,261               141              1,255                --          12,657
     Other operating expenses                  (2,763)            6,940             26,688                --          30,865
                                             --------          --------           --------          --------        --------
     Operating expenses                       267,097            17,414             59,890                --         344,401
                                             --------          --------           --------          --------        --------
Operating income (loss)                         9,218            (4,098)             2,403                --           7,523
Interest income (expense)                     (17,097)               --             (1,499)               --         (18,596)
Other income (expense)                            138               (63)              (213)               --            (138)
Equity in earnings of subsidiaries             (3,470)               --                 --             3,470              --
                                             --------          --------           --------          --------        --------
Income (loss) before income taxes             (11,211)           (4,161)               691             3,470         (11,211)
(Provision) benefit for income taxes            2,276             1,489               (376)           (1,113)          2,276
                                             --------          --------           --------          --------        --------
Net income (loss)                            $ (8,935)         $ (2,672)          $    315          $  2,357        $ (8,935)
                                             ========          ========           ========          ========        ========


                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Cash provided by (used in)
operating activities                         $(11,044)         $ (5,895)          $ 11,667          $     --        $ (5,272)
Cash used in investing activities               5,887              (193)           (20,162)               --         (14,468)
Cash provided by (used in)
financing activities                            1,174             6,038             12,471                --          19,683
                                             --------          --------           --------          --------        --------
Change in cash                               $ (3,983)         $    (50)          $  3,976          $     --        $    (57)
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Current assets:
     Accounts receivable, net                $ 50,530          $  2,195           $ 11,538          $     --        $ 64,263
     Other current assets                      19,660               301              3,098                --          23,059
                                             --------          --------           --------          --------        --------
         Total current assets                  70,190             2,496             14,636                --          87,322

Non-current assets
Equipment and property, net                    32,606               291             14,113                --          47,010
Intercompany receivable                        15,552                --                 --           (15,552)             --
Investment in affiliates                        3,108                --                 --            (3,108)             --
Intangible assets including
goodwill, net                                 167,830                --              3,082                --         170,912
Other long-term assets                          1,667               138                119                --           1,924
                                             --------          --------           --------          --------        --------
         Total assets                        $290,953          $  2,925           $ 31,950          $(18,660)       $307,168
                                             ========          ========           ========          ========        ========

Current liabilities:
     Accounts payable                        $ 12,302          $    441           $  7,194          $     --        $ 19,937
     Intercompany payables                         --                16             15,536           (15,552)             --
     Due to parent                             72,067                --                 --                --          72,067
     Other accrued liabilities                 39,708             1,310              3,748                --          44,766
                                             --------          --------           --------          --------        --------
         Total current liabilities            124,077             1,767             26,478           (15,552)        136,770

Non-current liabilities
Long-term debt                                126,224               185              3,337                --         129,746
Other non-current liabilities                  10,757                --                 --                --          10,757
Total stockholder's equity                     29,895               973              2,135            (3,108)         29,895
                                             --------          --------           --------          --------        --------
         Total liabilities and
         stockholder's equity                $290,953          $  2,925           $ 31,950          $(18,660)       $307,168
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM OCTOBER 6, 2001 THROUGH DECEMBER 31, 2001

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Operating revenues                           $ 65,493          $  2,962           $ 14,234          $     --        $ 82,689
Expenses:
     Salaries, wages, and benefits             49,377             2,004              5,112                --          56,493
     Materials, supplies, and services         12,382                37                135                --          12,554
     Equipment and facility rental              4,933               119              1,840                --           6,892
     Depreciation and amortization              2,681                30                330                --           3,041
     Goodwill impairment                       40,000                --                 --                --          40,000
     Other operating expenses                  (1,823)              144              5,661                --           3,982
                                             --------          --------           --------          --------        --------
     Operating expenses                       107,550             2,334             13,078                --         122,962
                                             --------          --------           --------          --------        --------
Operating income (loss)                       (42,057)              628              1,156                --         (40,273)
Interest income (expense)                      (4,783)               --               (300)               --          (5,083)
Other income (expense)                            (35)              (52)              (101)               --            (188)
Equity in earnings of subsidiaries              1,331                --                 --            (1,331)             --
                                             --------          --------           --------          --------        --------
Income (loss) before income taxes             (45,544)              576                755            (1,331)        (45,544)

(Provision) benefit for income taxes              (81)             (224)              (220)              444             (81)
                                             --------          --------           --------          --------        --------
Net income (loss)                            $(45,625)         $    352           $    535          $   (887)       $(45,625)
                                             ========          ========           ========          ========        ========


                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM OCTOBER 6, 2001 THROUGH DECEMBER 31, 2001

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Cash provided by (used in)
operating activities                         $(10,159)         $    172           $   (566)         $     --        $(10,553)
Cash used in investing activities              (1,897)              (24)              (360)               --          (2,281)
Cash provided by (used in)
financing activities                           17,566              (170)               718                --          18,114
                                             --------          --------           --------          --------        --------
Change in cash                               $  5,510          $    (22)          $   (208)         $     --        $  5,280
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH OCTOBER 5, 2001

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Operating revenues                           $208,537          $  8,853           $ 36,860          $     --        $254,250
Expenses:
     Salaries, wages, and benefits            151,078             5,958             14,198                --         171,234
     Materials, supplies, and services         32,264                99                461                --          32,824
     Equipment and facility rental             13,249               356              4,527                --          18,132
     Depreciation and amortization             14,150                67                869                --          15,086
     Other operating expenses                  11,806             2,686             13,766                --          28,258
                                             --------          --------           --------          --------        --------
     Operating expenses                       222,547             9,166             33,821                --         265,534
                                             --------          --------           --------          --------        --------
Operating income (loss)                       (14,010)             (313)             3,039                --         (11,284)
Interest income (expense)                     (16,134)               --               (112)               --         (16,246)
Other income (expense)                         (1,487)               (4)              (221)               --          (1,712)
Equity in earnings of subsidiaries              2,389                --                 --            (2,389)             --
                                             --------          --------           --------          --------        --------
Income (loss) before income taxes             (29,242)             (317)             2,706            (2,389)        (29,242)

(Provision) benefit for income taxes            2,671               123               (788)              665           2,671
                                             --------          --------           --------          --------        --------
Net income (loss)                            $(26,571)         $   (194)          $  1,918          $ (1,724)       $(26,571)
                                             ========          ========           ========          ========        ========


                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH OCTOBER 5, 2001

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Cash provided by (used in)
operating activities                         $ (9,370)         $    882           $  1,988          $     --        $ (6,500)
Cash used in investing activities              (9,396)           (1,375)            (5,687)               --         (16,458)
Cash provided by (used in)
intercompany financing activities              18,599               812              2,118                --          21,529
                                             --------          --------           --------          --------        --------
Change in cash                               $   (167)         $    319           $ (1,581)         $     --        $ (1,429)
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Operating revenues                           $279,981          $ 10,362           $ 41,619          $     --        $331,962
Expenses:
     Salaries, wages, and benefits            192,908             5,603             19,509                --         218,020
     Materials, supplies, and services         29,946               155                740                --          30,841
     Equipment and facility rental             15,904               342              5,837                --          22,083
     Depreciation and amortization             16,992                78              1,013                --          18,083
     Other operating expenses                  20,974             2,916              8,779                --          32,669
     Restructuring charges                      5,421                --                 --                --           5,421
                                             --------          --------           --------          --------        --------
     Operating expenses                       282,145             9,094             35,878                --         327,117
                                             --------          --------           --------          --------        --------
Operating income (loss)                        (2,164)            1,268              5,741                --           4,845
Interest income (expense)                     (21,122)               --               (138)               --         (21,260)
Other income (expense)                             91                 1               (151)               --             (59)
Equity in earnings of subsidiaries              6,721                --                 --            (6,721)             --
                                             --------          --------           --------          --------        --------
Income (loss) before income taxes             (16,474)            1,269              5,452            (6,721)        (16,474)
(Provision) benefit for income taxes            5,054              (494)            (1,166)            1,660           5,054
                                             --------          --------           --------          --------        --------
Net income (loss)                            $(11,420)         $    775           $  4,286          $ (5,061)       $(11,420)
                                             ========          ========           ========          ========        ========

                         WORLDWIDE FLIGHT SERVICES, INC.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                         GUARANTOR COMBINED     NON-GUARANTOR
                                                              DOMESTIC        COMBINED FOREIGN
                                             WORLDWIDE      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                             ---------   ------------------   ----------------   ------------     ------------
Cash provided by (used in)
operating activities                         $ 17,407          $(11,934)          $   (200)         $     --        $  5,273
Cash used in investing activities             (18,361)             (335)                --                --         (18,696)
Cash provided by (used in)
financing activities                            4,580             9,175               (678)               --          13,077
                                             --------          --------           --------          --------        --------
Change in cash                               $  3,626          $ (3,094)          $   (878)         $     --        $   (346)
                                             ========          ========           ========          ========        ========

14. STOCK BASED COMPENSATION PLAN

Until the 2001 Acquisition, Worldwide's parent had a stock option plan allowing management to grant certain executives and other key employees options to purchase up to 100,000 shares of WFS Holdings, Inc. common stock. The plan provided for the vesting of options based on the future operating performance of Worldwide. Any unvested options would be forfeited at the end of the performance period if certain performance targets were not met. Worldwide recognized expense based on the intrinsic value method because the number of stock options that would have ultimately vested was not fixed and determinable. These amounts became fixed at the time of the 2001 Acquisition and the Company recognized non-cash stock compensation expense of $1.9 million for the period from January 1, 2001 through October 5, 2001. In connection with the change of control on October 5, 2001, all of the outstanding options vested and were exercised. On October 5, 2001, the plan was terminated and there were no outstanding stock options at December 31, 2002 or December 31, 2001.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                                              -------------   --------------   -------------    --------------
Year Ended December 31, 2002:
Total operating revenues                        $ 84,258         $ 85,702         $ 90,648         $ 91,316
Operating income                                   3,264            2,850            2,073             (664)
Net loss                                          (1,518)          (1,552)          (3,338)          (2,527)

Year Ended December 31, 2001:
Total operating revenues                        $ 90,107         $ 82,939         $ 81,204         $ 82,689
Operating income (loss)                             (126)             622           (9,914)         (42,139)
Net income (loss)                                 (4,982)          (4,446)         (16,847)         (45,921)

                                 EXHIBITS INDEX

                                 ITEM 14.(a)(3)

   EXHIBIT
    NUMBER        DESCRIPTION AND INCORPORATION BY REFERENCE

      2.1 Stock Purchase Agreement, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and Anthony P.
                  Dalia
                  (Exhibit 2.1 of Form 8-K dated March 31, 2000, File No.
                  333-88593)

      2.2 Agreement and Plan of Merger, dated as of March 31, 2000, by and between Oxford Electronics Acquisition Corp. and Oxford
                  Electronics, Inc.
                  (Exhibit 2.2 of Form 8-K dated March 31, 2000, File No.
                  333-88593)

      2.3         Certificate of Ownership and Merger, merging Worldwide Flight
                  Finance Company, Miami International Cargo Facilities &
                  Services, Inc., Miami Aircraft Support, Inc. and Aerolink
                  International, Inc. into Worldwide Flights Services, Inc., effective December 31, 2000, filed with the Secretary of the State of Delaware
                  (Exhibit 2.3 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593

      2.4         Articles of Merger merging Aerolink International, Inc. into
                  Worldwide Flight Services, Inc., effective December 31, 2000, filed with the Pennsylvania Department of State
                  (Exhibit 2.4 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

      2.5         Articles of Merger merging Aerolink Management, Inc. and
                  Aerolink Maintenance, Inc. into Aerolink International, Inc., effective December 31, 2000, filed with the Pennsylvania
                  Department of State
                  (Exhibit 2.5 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

      2.6         Articles of Merger merging Miami Aircraft Support, Inc. and
                  Miami International Airport Cargo Facilities & Services, Inc.
                  into Worldwide Flight Services, Inc., effective December 31,
                  2000, filed with the Secretary of the State of Florida
                  (Exhibit 2.6 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

      2.7         Articles of Dissolution of International Enterprises Group,
                  Inc. effective September 12, 2000, filed with the Secretary of the State of Florida
                  (Exhibit 2.7 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

                  Articles of Incorporation and Bylaws

      3.1         Certificate of Incorporation of Worldwide Flight Services,
                  Inc. with all amendments (formerly known as AMR Services
                  Corporation and AMR Airline Services Corporation)
                  (Exhibit 3.1 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      3.2         Amended and Restated By-Laws of Worldwide Flight Services,
                  Inc. (formerly known as AMR Services Corporation and AMR
                  Airline Services Corporation)
                  (Exhibit 3.2 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      3.3         Certificate of Incorporation of Worldwide Flight Security
                  Service Corporation with all amendments (formerly known as AMR
                  Services Security Service Corporation)
                  (Exhibit 3.5 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      3.4         By-Laws of Worldwide Flight Security Service Corporation
                  (formerly known as AMR Services Security Service Corporation)
                  (Exhibit 3.6 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

                  Instruments Defining Rights of Security Holders

      4.1         Indenture, dated as of August 12, 1999, among Worldwide
                  Flight, The Bank of New York, as Trustee and Guarantors
                  (Exhibit 4.1 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      4.2         Form of 12-1/4 Senior Note due 2007, Series B
                  (Exhibit 4.2 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      4.3         A/B Exchange Registration Rights Agreement, dated August 12,
                  1999, by and among Worldwide Flight Services, Inc., Guarantors and Initial Purchasers
                  (Exhibit 4.3 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      4.4         Form of Senior Guarantee
                  (Exhibit 4.4 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      4.5 Supplemental Indenture, dated as of September 7, 1999, by and among Worldwide Flight Services, Inc., The Bank of New York, as trustee and Guarantors
                  (Exhibit 4.5 of Amendment No. 3 to Form S-4 filed on January
                  26, 2000, File No. 333-88953)

                  Voting Trust Agreement

      9.1         Form of Voting Trust Agreement, among WFS Holdings, Inc.,
                  Stockholders and Leonard M. Harlan
                  (Exhibit 9.1 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

                  Material Contracts

      10.1        Purchase Agreement, dated August 5, 1999 by and among the
                  Registrant, WFS Holdings, Inc., the initial Guarantors and the
                  Initial Purchasers
                  (Exhibit 10.1 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.2        Stock Purchase Agreement, dated May 28, 1999, among Miami
                  Aircraft Support, Worldwide Holding Corporation, Anthony Romeo and Charles Micale
                  (Exhibit 10.2 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.3        Amended and Restated Stock Purchase Agreement dated as of
                  December 23, 1998 among MR Services Acquisition Corporation,
                  AMR Services Holding Corporation and AMR Corporation
                  (Exhibit 10.14 of Amendment No. 1 to Form S-4 filed November
                  24, 1999, File No. 333-88953)

      10.4        Executive Employment Agreement, dated July 1, 2000, between
                  Worldwide Flight Services, Inc. and Peter A. Pappas
                  (Exhibit 10.4 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

      10.5        Executive Employment agreement dated May 17, 2000 between
                  Worldwide Flight Services, Inc. and David F. Chavenson
                  (Exhibit 10.1 of Form 10-Q for quarter ended June 30, 2000,
                  File No. 333-88593)

      10.6        Executive Employment agreement dated June 1, 2000 between
                  Worldwide Flight Services, Inc. and Bradley G. Stanius
                  (Exhibit 10.2 of Form 10-Q for quarter ended June 30, 2000,
                  File No. 333-88593)

      10.7        Employment Agreement, dated December 7, 1998, between
                  Worldwide Flight Services, Inc. (formerly known as AMR
                  Services Corporation and Olivier Bijaoui
                  (Exhibit 10.7 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.8        Employment Agreement, dated December 2, 1999, between
                  Worldwide Flight Services, Inc. and H. Douglas Pinckney
                  (Exhibit 10.8 of Form 10-K for year ended December 31, 1999,
                  File No. 333-88593)

      10.9        WFS Holdings, Inc. 1999 Stock Option Plan
                  (Exhibit 10.3 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.10       Credit Agreement dated as of August 12, 1999, among WFS
                  Holdings, Inc., WFS Holdings, Inc., Worldwide Flight Services,
                  Inc., the Lenders party party thereto, The Chase Manhattan
                  Bank, as Administrative Agent, and DLJ Capital Funding, Inc., as Syndication Agent
                  (Exhibit 10.9 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.10(a)    Amendment and Waiver No. 1, dated as of March 24, 2000, to the
                  Credit Agreement, dated August 12, 1999, among WFS Holdings,
                  Inc., Worldwide Flight Services, Inc., the Lenders listed therein and The Chase Manhattan Bank as administrative agent
                  (Exhibit 10.1 of Form 10-Q for quarter ended March 31, 2000,
                  File No. 333-88593)

      10.10(b)    Amendment #2 dated as of August 14, 2000, to the Credit
                  Agreement dated as of August 12, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Among WFS HOLDINGS, INC., a Delaware corporation (Holdings), WORLDWIDE FLIGHT SERVICES, INC., a
                  Delaware corporation (the "Borrower"), the lenders party thereto (the "Lenders") and THE CHASE MANHATTAN BANK, a New
                  York banking corporation, as administrative agent for the Lenders (in such capacity, the "Administrative Agent")
                  (Exhibit 10.3 of Form 10-Q for quarter ended June 30, 2000,
                  File No. 333-88593)

      10.11       Security Agreement dated as of August 12, 1999, among
                  Worldwide Flight Services, Inc., each subsidiary of WFS
                  Holdings, Inc. listed on Schedule I thereto and The Chase
                  Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties
                  (Exhibit 10.10 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.12       Indemnity, Subrogation and Contribution Agreement dated as of
                  August 12, 1999, among Worldwide Flight Services, Inc., each subsidiary of WFS Holdings, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties
                  (Exhibit 10.11 of Form S-4 filed October 7, 1999, File No.
                  333-88593)

      10.13       Guarantee Agreement dated as of August 12, 1999, among WFS
                  Holdings, Inc., each subsidiary of our parent listed on
                  Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured
                  Parties
                  (Exhibit 10.12 of Form S-4 filed October 7, 1999, File
                  No. 333-88593)

                  Pledge Agreement dated as of August 12, 1999, among Worldwide
                  Flight Services, 10.14 Inc., WFS Holdings, Inc., each subsidiary of WFS Holdings, Inc. listed on Schedule I thereto and The Chase Manhattan Bank, a New York banking corporation, as administrative agent for the Secured Parties
                  (Exhibit 10.13 of Form S-4 filed October 7, 1999, File
                  No. 333-88593)

                  Other Exhibits, as indicated

      10.15       Employment Agreement dated as of April 1, 2001 between
                  Worldwide Flight Services, Inc., a Delaware corporation, together with its subsidiaries and Barry Strong
                  (Exhibit 10.1 of Form 10-Q for quarter ended March 31, 2001,
                  File No. 333-88593)

      10.16 Waiver and amendment No. 4 dated as of May 10, 2001 to the Credit Agreement dated as of August 12, 1999 as amended among WFS Holdings, Inc., Worldwide Flight Services, Inc., the lenders party thereto, The Chase Manhattan Bank as Administrative Agent and DLJ Capital Funding, Inc. as
                  Syndication Agent.
                  (Exhibit 10.2 of Form 10-Q for quarter ended March 31, 2001,
                  File No. 333-88593)

      10.17 Waiver and amendment No. 4 dated as of August 13, 2001 to the Credit Agreement dated as of August 12, 1999 as amended among WFS Holdings, Inc., Worldwide Flight Services, Inc., the lenders party thereto, The Chase Manhattan Bank as Administrative Agent and DLJ Capital Funding, Inc. as
                  Syndication Agent.
                  (Exhibit 10.1 of Form 10-Q for quarter ended June 30, 2001,
                  File No. 333-88593)

      10.18       Support Agreement dated August 13, 2001 among Castle Harlan
                  Partners III, L.P., WFS Holdings, Inc., Worldwide Flight
                  Services, Inc., The Chase Manhattan Bank and DLJ Capital
                  Funding, Inc. (Exhibit 10.2 of Form 10-Q for quarter ended
                  June 30, 2001, File No. 333-88593)

      10.19       Subordination Agreement dated August 13, 2001 among Castle
                  Harlan Partners III, L.P., WFS Holdings, Inc., Worldwide
                  Flight Services, Inc., The Chase Manhattan Bank and DLJ
                  Capital Funding, Inc.
                  (Exhibit 10.3 of Form 10-Q for quarter ended June 30, 2001,
                  File No. 333-88593)

      10.20       Employment Agreement dated as of October 6, 2001 between
                  Worldwide Flight Services Holdings, together with its subsidiaries and Bradley G. Stanius
                  (Exhibit 10.1 of Form 10-Q for quarter ended September 30,
                  2001, File No. 333-88593)

      10.21       Employment Agreement dated as of October 5, 2001 between
                  Worldwide Flight Services, Inc. together with its subsidiaries and Jay Norris
                  (Exhibit 10.2 of Form 10-Q for quarter ended September 30,
                  2001, File No. 333-88593)

      10.22       Employment Agreement dated as of October 5, 2001 between
                  Worldwide Flight Services, Inc. together with its subsidiaries and Irving Reed
                  (Exhibit 10.3 of Form 10-Q for quarter ended September 30,
                  2001, File No. 333-88593)

      10.23       Employment Agreement dated as of February 1, 2002 between
                  Worldwide Flight Services, Inc. together with its subsidiaries and Jeanette Quay
                  (Exhibit 10.23 of Form 10-K for year ended December 31, 2001,
                  File No. 333-88593)

      10.24       Employment Agreement dated as of February 1, 2002 between
                  Worldwide Flight Services, Inc. together with its subsidiaries and Jean-Francois Gouedard
                  (Exhibit 10.24 of Form 10-K for year ended December 31, 2001,
                  File No. 333-88593)

      10.25 Executive Employment Agreement dated as of March 31, 2001 between Worldwide Flight Services, Inc. and Anthony P. Dalia
                  (Exhibit 10.25 of Form 10-K for year ended December 31, 2001,
                  File No. 333-88593)

      10.26       Amendment to the Employment Agreement dated as of January 1,
                  2000 between Worldwide Flight Services, Inc. and James Enright
                  (Exhibit 10.26 of Form 10-K for year ended December 31, 2001,
                  File No. 333-88593)

      10.27       Executive Employment Severance and Settlement Agreement and
                  General Release dated as of November 30, 2001 between
                  Worldwide Flight Services, Inc. and Bradley G. Stanius
                  (Exhibit 10.27 of Form 10-K for year ended December 31, 2001,
                  File No. 333-88593)

      10.28 Executive Employment Agreement dated as of April 1, 2002 between Worldwide Flight Services, Inc. and Anthony P. Dalia
                  (Filed herewith)

      12.1        Statement regarding Computation of Ratio of Earnings to Fixed
                  Charges of Worldwide Flight Services, Inc.
                  (Exhibit 12.1 of Form 10-K 405 for year ended December 31,
                  2000, File No. 333-88593)

      16.1        Letter of Ernst & Young, LLP dated December 20, 2001
                  (Exhibit 16.1 of Form 8-K filed December 20, 2001, File No.
                  333-88593)

      21          Subsidiaries of Worldwide Flight Services, Inc.
                  (Exhibit 21 of Form 10-K 405 for year ended December 31, 2000,
                  File No. 333-88593)

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Filed herewith)