Form 10-Q
period 2003-03-31
OXFORD ELECTRONICS INC; WORLDWIDE FLIGHT SERVICES INC; WORLDWIDE FLIGHT SECURITY SERVICE CORP
filed 2003-05-14
CIK 1137445, 1095855, 1096002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 333- 88593

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


                                 (972) 629-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No.   .
                                      ---     ---

The number of shares of the registrant's common stock outstanding as of May 14, 2003 was 1,000 shares. There is no public trading market for the shares of the registrant's common stock.

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


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This quarterly report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve some risks and uncertainties. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the following possibilities:


    o general economic conditions or conditions affecting the aviation industry or other industries that ship cargo by air, whether internationally, nationally, or in the states in which we do business, are less favorable than expected

    o    competitive pressures in the industry increase

    o loss of significant customers through bankruptcy, industry consolidation or other factors

    o geopolitical unrest surrounding the aviation industry such as war or acts of terrorism

    o    future revenues are lower than expected

    o increase in payroll or other costs and/or shortage of an adequate base of employees

    o expected cost savings or revenues from our acquisitions or expected cost savings from our restructuring plan are not fully realized or realized within the expected time frame

    o inability to obtain additional capital due to covenant restrictions or other factors, and/or increase in debt levels beyond our ability to support repayment

    o    changes in the interest rate environment

You are cautioned not to place undue reliance on forward-looking statements contained in this report as these speak only as of its date. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                      INDEX
                         WORLDWIDE FLIGHT SERVICES, INC.


PART I.  FINANCIAL INFORMATION

  Item 1   Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2003 and December 31,
           2002

           Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

           Notes to Consolidated Financial Statements

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3   Quantitative and Qualitative Disclosures about Market Risk

  Item 4   Controls and Procedures

PART II. OTHER INFORMATION

  Item 1   Legal Proceedings

  Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

                         WORLDWIDE FLIGHT SERVICES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2003             2002
                                                                   ---------       ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $   2,069        $   5,223
   Accounts receivable, less allowance for doubtful accounts          66,880           66,001
   Deferred income taxes                                               7,030            7,030
   Prepaid and other current assets                                    8,121            9,393
                                                                   ---------        ---------
         Total current assets                                         84,100           87,647

Equipment and property:
   Equipment and property, at cost                                    74,484           67,251
   Less accumulated depreciation                                     (15,441)         (12,377)
                                                                   ---------        ---------
                                                                      59,043           54,874

Intangible assets including goodwill, net                            173,228          173,205
Other long-term assets                                                 1,660            1,965
                                                                   ---------        ---------

Total assets                                                       $ 318,031        $ 317,691
                                                                   =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                                                $  15,355        $  20,670
   Accrued salaries, wages and benefits                               13,978           16,311
   Due to parent                                                      13,788               --
   Due to affiliate                                                   13,097           11,663
   Other accrued liabilities                                          17,389           23,773
   Current portion of long-term debt                                   7,350            3,350
                                                                   ---------        ---------
          Total current liabilities                                   80,957           75,767

Deferred income taxes                                                  7,908            7,908
Long-term debt, less current portion                                 128,695          128,817
Stockholder's equity:
   Common stock                                                           --               --
   Additional paid-in capital                                        157,580          157,580
   Retained deficit                                                  (59,577)         (54,560)
   Accumulated other comprehensive income                              2,468            2,179
                                                                   ---------        ---------

          Total stockholder's equity                                 100,471          105,199
                                                                   ---------        ---------

          Total liabilities and stockholder's equity               $ 318,031        $ 317,691
                                                                   =========        =========

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED MARCH 31,
                                                         2003            2002
                                                     ----------        ----------
Revenues                                               $ 89,073        $ 84,258

Expenses:
  Salaries, wages and benefits                           58,511          54,344
  Materials, supplies and services                       14,326          10,473
  Equipment and facilities rental                         6,881           6,477
  Depreciation and amortization                           3,037           2,948
  Other operating expenses                                7,409           6,752
                                                       --------        --------
Total operating expenses                                 90,164          80,994

Operating income (loss)                                  (1,091)          3,264

  Interest expense, net                                   4,209           4,425
  Other expense, net                                        205             456
                                                       --------        --------
Loss before income taxes                                 (5,505)         (1,617)

  Benefit for income taxes                                  488              99
                                                       --------        --------

Net loss                                               $ (5,017)       $ (1,518)
                                                       ========        ========

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                      THREE MONTHS ENDED MARCH 31,
                                                         2003            2002
                                                      ---------        -----------
Operating Activities:
Net loss                                               $ (5,017)       $ (1,518)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                         3,037           2,948

Change in assets and liabilities:
    Accounts receivable                                    (664)          2,364
    Other, net                                            2,097           1,268
    Accounts payable and accrued liabilities            (14,163)        (12,893)
                                                       --------        --------

Net cash used in operating activities                   (14,710)         (7,831)

Investing activities:
    Capital expenditures                                 (6,581)         (1,324)
                                                       --------        --------

Net cash used by investing activities                    (6,581)         (1,324)

Financing activities:
    Proceeds from short-term debt, net                    4,000              --
    Proceeds from intercompany borrowings                13,771           3,615
    Equity contribution by parent                            --             834
    Other, net                                              366            (170)
                                                       --------        --------
Net cash provided by financing activities                18,137           4,279
                                                       --------        --------

Net decrease in cash and cash equivalents                (3,154)         (4,876)
Cash and cash equivalents at beginning of period          5,223           6,030
                                                       --------        --------

Cash and cash equivalents at end of period             $  2,069        $  1,154
                                                       ========        ========

                             See accompanying notes.

                         WORLDWIDE FLIGHT SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of seasonal and other factors, operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Worldwide Flight Services, Inc. (the "Company" or "Worldwide") Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated interim financial statements include the accounts of Worldwide together with its subsidiaries. The Company reports financial information and evaluates its operations by locations and not by its four service categories. As a result, the Company has determined that it operates under one reportable segment.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Comprehensive Income (Loss)

The following table presents the components of total comprehensive income
(loss), net of tax, for the three-month periods ended March 31, 2003 and March 31, 2002 (in thousands).

                                                       2003             2002
                                                     ---------        ----------
Net loss .....................................       $  (5,017)       $  (1,518)
Foreign currency translation gain (loss) .....             289             (134)
                                                     ---------        ---------
    Total comprehensive loss .................       $  (4,728)       $  (1,652)
                                                     =========        =========

Common Stock

As of March 31, 2003 and December 31, 2002, the Company had 1,000 shares of common stock, $.01 par value, authorized and outstanding.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repair costs are expensed as incurred.

Off-Balance-Sheet Instruments

Worldwide utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. On September 20, 2002, we entered into an uncommitted line of credit facility (the "Lyonnais Facility") with Credit Lyonnais for the issuance of standby letters of credit. Subject to the discretion of Credit Lyonnais, the maximum amount available for letters of credit is $15.0 million. The Lyonnais Facility is guaranteed by Vinci SA and is subject to certain financial and non-financial covenants. Interest on outstanding letters of credit is charged at a rate equal to 0.65% per annum. At March 31, 2003, we had $10.3 million in letters of credit issued and outstanding with Credit Lyonnais. We had an additional $0.7 million in letters of credit issued and outstanding with JPMorgan Chase Bank.

Worldwide is also a party to certain surety bonds that are typically issued through insurance carriers. At March 31, 2003, approximately $3.9 million of surety bonds were issued and backed by $1.8 million in letters of credit. Both the letters of credit and the performance bonds reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined. We do not expect any material losses to result from these instruments.

2. GOODWILL AND CERTAIN OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Our annual impairment test was performed in January 2003 and did not result in an impairment of our goodwill.

3. COMMITMENTS AND CONTINGENCIES

The Company is involved in an investigation by the National Transportation Safety Board (the "NTSB") into the cause of the crash of an Emery Worldwide Airlines, Inc. cargo jet on February 16, 2000. The crash occurred shortly after takeoff from Mather Field in Sacramento, California, killing all three people aboard. Miami Aircraft Support, Inc., a subsidiary of Worldwide, loaded the cargo onto the plane. We are cooperating with the NTSB in the investigation, and to date the NTSB has not issued its report.

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

4. DEBT

As of March 31, 2003, the Company's long-term debt consisted primarily of $125.8 million of 12 1/4 % Senior Notes due August 2007 (the "Senior Notes") and $4.3 million of capital lease obligations. The Company's obligation under the Senior Notes is unconditionally guaranteed on a joint and several basis by its domestic subsidiaries (see Note 8).

On October 5, 2001, we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At March 31, 2003, the outstanding balance was $13.8 million.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase") which expires on June 30, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At March 31, 2003, the outstanding balance due on this facility was $6.0 million.

5. RESTRUCTURING CHARGES

The following table summarizes the activity related to the restructuring reserve (in thousands):

                                                         RESERVE BALANCE                         RESERVE BALANCE
DESCRIPTION                                             DECEMBER 31, 2002         PAYMENTS        MARCH 31, 2003
-----------                                            --------------------     -------------    ---------------
Involuntary employee severance ..............                   $ 653              $(130)             $ 523
Other exit costs ............................                     145                (20)               125
                                                                -----              -----              -----
    Total ...................................                   $ 798              $(150)             $ 648

6. RELATED PARTY TRANSACTIONS

On December 31, 2002, we received additional paid-in capital of approximately $81.2 million from our parent which was used to repay the intercompany demand loan, including interest. Additional borrowings from our parent in the first quarter of 2003 amounted to $13.8 million.

On October 5, 2001, we entered into a management arrangement with Vinci Airports SA, an affiliate of Worldwide. Under this arrangement, Vinci Airports SA will provide Worldwide with business and organizational strategies as well as financial, advisory and certain banking services. For both of the quarters ended March 31, 2003 and 2002, we incurred approximately $0.4 million in charges related to this management arrangement.

In conjunction with the purchase of Worldwide, Vinci Airports US Inc. also purchased Airline Container Leasing Corp. ("ACL") formally known as Airline Container Acquisition Corp. and its subsidiaries. Worldwide has no ownership in ACL and therefore ACL's financial information is not included in the consolidated financial statements of Worldwide. However, Worldwide provides ACL with management and other services. In addition, ACL participates with Worldwide in certain shared services such as communication and employee benefits. In the first quarter of 2003, the total of these transactions was approximately $0.3 million. There were no significant transactions in the first quarter of 2002.

In 1999 we issued $130.0 million of Senior Notes. Interest payments are due semi-annually, on February 15 and August 15. As of March 31, 2003 Vinci Airports US Inc. and ACL had purchased $76.1 million and $10.0 million, respectively, of the Senior Notes on the open market. In addition, $5.5 million of bonds were retired in October 2001. On February 15, 2003 Vinci Airports US Inc. and ACL received interest payments of $4.7 million and $0.6 million, respectively. As of May 14, 2003, $38.4 million of Senior Notes remain outstanding with non-related parties.

In August 2002, SFS, a wholly owned subsidiary of Worldwide, established an intercompany demand loan with Vinci SA, an affiliate of Worldwide. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. At March 31, 2003, approximately $10.6 million was outstanding and is included in due to affiliates. Proceeds from this loan were primarily used to fund capital expenditures relating to the new warehouse lease at Charles De Gaulle International Airport in Paris, France.

7. FINANCIAL INSTRUMENTS

In connection with the former Senior Secured Credit Facility, Worldwide was required to purchase interest rate caps in order to manage risks related to changes in variable interest rates. The interest rate caps limited Worldwide's exposure to floating interest rates and caps it at 6.5%. All remaining interest rate caps, with a total notional amount of $20.0 million, expired in March 2003.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003

                                                         GUARANTOR       NON-GUARANTOR
                                                         COMBINED         COMBINED
                                                         DOMESTIC          FOREIGN
                                      WORLDWIDE        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                      ----------       ------------      -------------    ------------     ------------
Current assets:
  Accounts receivable, net ....       $   48,495       $    3,808        $   14,577       $       --        $   66,880

  Other current assets ........           11,891              936             4,393               --            17,220
                                      ----------       ----------        ----------       ----------        ----------
      Total current assets ....           60,386            4,744            18,970               --            84,100
Non-current assets:
  Equipment and property, net .           31,364              347            27,332               --            59,043
  Intercompany receivable .....           25,331               --                --          (25,331)               --
  Investment in affiliates ....            1,173               --                --           (1,173)               --
  Intangible assets including
  goodwill, net ...............          169,778               --             3,450               --           173,228
  Other long-term assets ......              559              202               899               --             1,660
                                      ----------       ----------        ----------       ----------        ----------
      Total assets ............       $  288,591       $    5,293        $   50,651       $  (26,504)       $  318,031
                                      ==========       ==========        ==========       ==========        ==========

Current liabilities:
  Accounts payable ............       $    6,824       $      180        $    8,351       $       --        $   15,355
  Intercompany payables .......               --            6,357            18,974          (25,331)               --
  Due to Parent ...............           13,664              124                --               --            13,788
  Due to affiliate ............            2,475               --            10,622               --            13,097
  Other accrued liabilities ...           32,204               13             6,500               --            38,717
                                      ----------       ----------        ----------       ----------        ----------
      Total current liabilities           55,167            6,674            44,447          (25,331)           80,957

Non-current liabilities and
  stockholder's equity:
  Long-term debt ..............          125,045               98             3,552               --           128,695
  Other non-current liabilities            7,908               --                --               --             7,908
  Stockholder's equity ........          100,471           (1,479)            2,652           (1,173)          100,471
                                      ----------       ----------        ----------       ----------        ----------
      Total liabilities and
      stockholder's equity ....       $  288,591       $    5,293        $   50,651       $  (26,504)       $  318,031
                                      ==========       ==========        ==========       ==========        ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                              GUARANTOR        NON-GUARANTOR
                                                              COMBINED            COMBINED
                                                              DOMESTIC            FOREIGN
                                            WORLDWIDE       SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          -------------    ---------------     ---------------   ------------    ------------
Revenues ...........................       $   66,647        $    4,430        $   17,996        $       --       $   89,073

Expenses:

  Salaries, wages and benefits .....           49,236             2,394             6,881                --           58,511

  Materials, supplies, and services             6,535             1,168             6,623                --           14,326

  Equipment and facility rental ....            4,582               104             2,195                --            6,881

  Depreciation and Amortization ....            2,625                26               386                --            3,037

  Other operating expenses .........            5,019               326             2,064                --            7,409
                                           ----------        ----------        ----------        ----------       ----------
      Operating expenses ...........           67,997             4,018            18,149                --           90,164
                                           ----------        ----------        ----------        ----------       ----------
Operating income (loss) ............           (1,350)              412              (153)               --           (1,091)

  Interest expense, net ............           (3,822)               --              (387)               --           (4,209)

  Other expense, net ...............             (154)              (39)              (12)               --             (205)

  Equity in loss of subsidiaries ...             (179)               --                --               179               --
                                           ----------        ----------        ----------        ----------       ----------
Income (loss) before income taxes ..           (5,505)              179            (5,505)              373             (552)

(Provision) benefit for income taxes              488              (162)             (143)              305              488
                                           ----------        ----------        ----------        ----------       ----------
Net income (loss) ..................       $   (5,017)       $      211        $     (695)       $      484       $   (5,017)
                                           ==========        ==========        ==========        ==========       ==========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                              GUARANTOR        NON-GUARANTOR
                                                               COMBINED          COMBINED
                                                               DOMESTIC          FOREIGN
                                            WORLDWIDE        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                            ----------       ------------      -------------     ------------     ------------
Cash provided by (used in) operating
activities ..........................       $  (14,020)       $      188        $     (878)       $       --       $  (14,710)
                                            ----------        ----------        ----------        ----------       ----------
Cash used in investing activities ...           (2,855)              (30)           (3,696)               --           (6,581)

Cash provided by financing activities           15,993               340             1,804                --           18,137
                                            ----------        ----------        ----------        ----------       ----------
Change in cash ......................       $     (882)       $      498        $   (2,770)       $       --       $   (3,154)
                                            ==========        ==========        ==========        ==========       ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                           GUARANTOR       NON-GUARANTOR
                                                            COMBINED          COMBINED
                                                            DOMESTIC          FOREIGN
                                          WORLDWIDE       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                          ----------      ------------     -------------     ------------      ------------
Current assets:
  Accounts receivable, net ........       $   48,383       $    3,987        $   13,631       $       --        $   66,001
  Other current assets ............           10,837            1,098             9,711               --            21,646
                                          ----------       ----------        ----------       ----------        ----------
      Total current assets ........           59,220            5,085            23,342               --            87,647
Non-current assets:
  Equipment and property, net .....           30,509              343            24,022               --            54,874
  Intercompany receivable .........           24,731               --                --          (24,731)               --
  Investment in affiliates ........            1,601               --                --           (1,601)               --
  Intangible assets including
    goodwill, net .................          169,782               --             3,423               --           173,205
Other long-term assets ............            1,271              322               372               --             1,965
                                          ----------       ----------        ----------       ----------        ----------
      Total assets ................       $  287,114       $    5,750        $   51,159       $  (26,332)       $  317,691
                                          ==========       ==========        ==========       ==========        ==========

Current Liabilities:
  Accounts payable ................       $   10,334       $      608        $    9,728       $       --        $   20,670
  Intercompany payables ...........               --            6,044            18,687          (24,731)               --
  Due to affiliate ................            2,487               80             9,096               --            11,663
  Other accrued liabilities .......           36,795             (158)            6,797               --            43,434
                                          ----------       ----------        ----------       ----------        ----------
      Total current liabilities ...           49,616            6,574            44,308          (24,731)           75,767
Non-current liabilities and
stockholder's equity:
  Long-term debt ..................          125,141              115             3,561               --           128,817
  Other non-current liabilities ...            7,158              750                --               --             7,908
  Stockholder's equity ............          105,199           (1,689)            3,290           (1,601)          105,199
                                          ----------       ----------        ----------       ----------        ----------
      Total liabilities and
      stockholder's equity ........       $  287,114       $    5,750        $   51,159       $  (26,332)       $  317,691
                                          ==========       ==========        ==========       ==========        ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                              GUARANTOR       NON-GUARANTOR
                                                              COMBINED         COMBINED
                                                              DOMESTIC          FOREIGN
                                           WORLDWIDE        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                           ----------       ------------      ------------      ------------      ------------
Revenues ...........................       $   68,563        $    3,216        $   12,479        $       --        $   84,258
Expenses:
  Salaries, wages and benefits .....           47,970             2,079             4,295                --            54,344
  Materials, supplies, and services             5,124               533             4,816                --            10,473
  Equipment and facility rental ....            4,681               109             1,687                --             6,477
  Depreciation and Amortization ....            2,612                31               305                --             2,948
  Other miscellaneous expenses .....            5,200               214             1,338                --             6,752
                                           ----------        ----------        ----------        ----------        ----------
      Operating expenses ...........           65,587             2,966            12,441                --            80,994
                                           ----------        ----------        ----------        ----------        ----------
Operating income (loss) ............            2,976               250                38                --             3,264

  Interest expense, net ............           (4,200)               --              (225)               --            (4,425)
  Other income (expense), net ......             (557)               (5)              106                --              (456)
  Equity in earnings of subsidiaries              164                --                --              (164)               --
                                           ----------        ----------        ----------        ----------        ----------
Income (loss) before income taxes ..           (1,617)              245               (81)             (164)           (1,617)
(Provision) benefit for income taxes               99               (99)             (277)              376                99
                                           ----------        ----------        ----------        ----------        ----------
Net income (loss) ..................       $   (1,518)       $      146        $     (358)       $      212        $   (1,518)
                                           ==========        ==========        ==========        ==========        ==========



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002

                                                             GUARANTOR        NON-GUARANTOR
                                                              COMBINED          COMBINED
                                                              DOMESTIC          FOREIGN
                                            WORLDWIDE       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ---------       ------------      -------------   ------------   ------------
Cash provided by (used in) operating
activities ..........................       $  (8,767)       $    (132)       $   1,068        $      --       $  (7,831)
                                            ---------        ---------        ---------        ---------       ---------
Cash used in investing activities ...            (466)              (3)            (855)              --          (1,324)

Cash provided by financing activities           2,792              613              874               --           4,279
                                            ---------        ---------        ---------        ---------       ---------
Change in cash ......................       $  (6,441)       $     478        $   1,087        $      --       $  (4,876)
                                            =========        =========        =========        =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall Summary

Revenues, operating loss, and net loss for the three-month period ended March 31, 2003 were $89.1 million, $1.1 million, and $5.0 million, respectively. Revenue, operating income, and net loss for the three-month period ended March 31, 2002 were $84.3 million, $3.3 million, and $1.5 million, respectively. These results reflect continual changes in the status of our contracts, including lost and added contracts, throughout the periods reported.

In November 2001 the Aviation and Transportation Security Act ("ATSA") was enacted, creating a new government agency, the Transportation Security Administration ("TSA"). The TSA, now part of the United States Department of Homeland Security ("DHS"), is responsible for aviation security. The ATSA mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. During the transition period, which ended in November 2002, the TSA provided most passenger-screening functions by contracting with private-sector security providers including Worldwide. However, by the end of this transition period, the TSA assumed all passenger-screening functions using federal employees.

The threat of a conflict in Iraq and then its outburst in late March 2003 had a significant adverse impact on domestic and international airline travel during the first quarter of 2003, which is expected to continue for an unknown period of time after the war. We do not know nor can we reasonably predict the full extent of such impact.

During the first quarter of 2003, there has been an outbreak of Severe Acute Respiratory Syndrome (SARS), largely concentrated in Asia. Although the impact of SARS on our first quarter 2003 results was minimal, it is expected to have a significant adverse impact on our Hong Kong and Toronto operations in the second quarter of 2003 as airlines and air cargo carriers reduce flights. Additionally, the significant spread of SARS beyond Asia could have an adverse impact on all of our operations.

Revenues

Total revenues increased $4.8 million to $89.1 million for the quarter ended March 31, 2003, compared to the same period in 2002. The increase in revenues was primarily attributable to the expansion of our operations in Canada ($1.7 million) and Europe ($5.7 million). Approximately $3.1 million of the $5.7 million related to foreign currency as the average exchange rate for the Euro climbed from approximately 0.88 in the first quarter of 2002 to 1.07 in the first quarter of 2003. In addition, we experienced an increase in the demand for deicing services ($1.1 million) and technical services ($1.1 million) in North America. These increases were partially offset by the loss of passenger-screening revenue ($3.1 million) when these functions were taken over by the TSA. In addition, uncertainty surrounding the war in Iraq along with the financial difficulties surrounding the aviation industry led to reductions in flight frequencies or cancellation of routes by our customers. This situation was further compounded by various airline bankruptcies or threats thereof.

Salaries, wages and benefits

Salaries, wages and benefits increased $4.2 million to $58.5 million for the quarter ended March 31, 2003, compared to the same period in 2002. This increase is primarily attributable to expanded operations in Europe ($3.0 million) and new contracts in Canada ($1.7 million). These increases were partially offset by decreases associated with lost contracts, particularly all passenger-screening activities which were taken over by the TSA.

Materials, supplies and services

Materials, supplies and services increased $3.9 million to $14.3 million for the quarter ended March 31, 2003, compared to the same period in 2002. This increase is primarily attributable to expanded operations in Europe ($1.7 million), increased fuel cost in North America ($0.5 million) and increased cost of goods sold related to technical services ($0.5 million). We also experienced an increase in expenses related to deicing ($0.3 million) and other outside services.

Other operating expense

Other operating expenses increased $0.7 million to $7.4 million for the quarter ended March 31, 2003, compared to the same period in 2002. This increase is primarily attributable to expanded operations in Europe ($0.8 million) and new contracts in Canada ($0.3 million). These increases were partially offset by a decrease in bad debt expense ($0.5 million).

Operating loss

Operating loss for the quarter ended March 31, 2003 was $1.1 million compared to operating income of $3.3 million in 2002. Disruptions in operations resulting from the decline in air traffic as well as numerous changes in frequencies and routes by our customers in the period prior to the war with Iraq led to increased costs. Furthermore, costs associated with the start-up of new business in Europe and North America negatively impacted operating income. We expect an increase in revenues from these new operations, which should positively impact our second quarter 2003 results.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity has been borrowings under an intercompany demand loan and borrowings under a discretionary line of credit. Continued participation by our parent is essential in the current economic environment.

On October 5, 2001, we established an intercompany demand loan from Vinci Airports US Inc. to provide short-term liquidity. The interest rate on this loan is based on the one-month LIBOR rate plus 0.75% and is payable upon demand. On December 31, 2002, we received additional paid-in capital of approximately $81.2 million from our parent which was used to repay the intercompany demand loan, including accrued interest. At March 31, 2003, the outstanding balance was $13.8 million.

On May 3, 2002 we entered into a discretionary line of credit facility (the "Chase Facility") with JPMorgan Chase Bank ("Chase") which expires on June 30, 2003. Subject to the discretion of Chase, the maximum amount available under the Chase Facility is the lesser of $15.0 million or seventy-five percent of the Company's eligible accounts receivable balance, as defined in the agreement. The Chase Facility is secured by the Company's trade accounts receivable and is subject to certain financial and non-financial covenants. Interest is based on an adjusted LIBOR rate or Chase's Prime rate, at the option of the Company when the loan is originated. At March 31, 2003, the outstanding balance due on this facility was $6.0 million.

On September 20, 2002, we entered into an uncommitted line of credit facility (the "Lyonnais Facility") with Credit Lyonnais for the issuance of standby letters of credit. Subject to the discretion of Credit Lyonnais, the maximum amount available for letters of credit is $15.0 million. The Lyonnais Facility is guaranteed by Vinci SA and is subject to certain financial and non-financial covenants. Interest on outstanding letters of credit is charged at a rate equal to 0.65% per annum. At March 31, 2003, we had $10.3 million in letters of credit issued and outstanding with Credit Lyonnais. We had an additional $0.7 million in letters of credit issued and outstanding with JPMorgan Chase Bank.

In the three-month period ended March 31, 2003, we used $14.7 million of net cash in operations and borrowed $13.8 million under the intercompany demand loan. We also borrowed $4.0 million under the Chase Facility. We used these borrowings to fund operations and capital expenditures. At March 31, 2003, we had $2.1 million in cash and cash equivalents.

As of March 31, 2003, we had $130.1 million of long-term debt of which approximately $1.4 million is due within one year. We also had $6.0 million of short-term borrowings under the Chase Facility. Our long-term debt consists of Senior Notes with a face value of $124.5 million and a carrying value of $125.8 million and $4.3 million in capital lease obligations. The Senior Notes are due in 2007 and interest is payable semi-annually on February 15 and August 15. Based on the Senior Notes outstanding at December 31, 2002 our annual interest payments are approximately $15.3 million.

In addition to our debt service obligation, our principal liquidity needs are for working capital and capital expenditures. In the three-month period ended March 31, 2003, we spent $6.6 million on capital expenditures, primarily relating to the new warehouse lease at Charles De Gaulle International Airport and other ground handling equipment to support our business.

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

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections and SFAS 146, Accounting For Cost Associated With Exit or Disposal Activities. The adoption of these new accounting pronouncements did not have a significant impact on our results of operations or financial position.

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

Goodwill - in accordance with SFAS 142, recoverability of our goodwill is measured annually using a discounted cash flow method. While this test did not indicate any impairment as of March 31, 2003, continued disruptions in our business may impair the recoverability of goodwill at some future point.

Health and medical liability - our health and medical plan is self-funded with a $0.25 million per person annual stop loss and a $1.0 million aggregate limit per person. Because of a lag in reporting claims, we use actuarial data to estimate the monthly cost of our program. To ensure accuracy, we also perform trend analysis and other reviews.

Workers compensation liability - our workers compensation coverage provides for a $0.5 million per occurrence deductible with no aggregate stop loss. Significant judgment is used to evaluate each claim and to estimate the probable loss. We utilize a third-party claims administrator to review each claim and assign an initial probable loss estimate. Then, based annually on historical trending analysis, we apply a loss development factor to each claim to estimate and accrue for the ultimate probable loss.

Allowance for doubtful accounts - losses on trade receivables are recognized when incurred. Measurement of such losses requires significant consideration of historical loss experience and judgments about the probable effects of relevant observable data, including present economic conditions and the financial health of specific customers. Exposures to losses on trade receivables at March 31, 2003 was $71.0 million, against which an allowance for losses of $4.1 million was provided. At March 31, 2003, American Airlines and its affiliates accounted for approximately 19.1% of our total accounts receivable balance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2003 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


                                     WORLDWIDE FLIGHT SERVICES, INC.
                                              (Registrant)


May 14, 2003                         By: /s/ JEAN-FRANCOIS GOUEDARD
                                        -------------------------------------
                                        Jean-Francois Gouedard
                                        President and Chief Operating Officer
                                        (duly authorized signatory)


May 14, 2003                         By: /s/ JAY P. NORRIS
                                        -------------------------------------
                                        Jay P. Norris
                                        Controller
                                        (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLDWIDE FLIGHT SECURITY SERVICE CORPORATION
                                               (Registrant)


May 14, 2003                         By: /s/ JEAN-FRANCOIS GOUEDARD
                                        -------------------------------------
                                        Jean-Francois Gouedard
                                        President and Chief Operating Officer
                                        (duly authorized signatory)

May 14, 2003                         By: /s/ JAY P. NORRIS
                                        -------------------------------------
                                        Jay P. Norris
                                        Controller
                                        (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OXFORD ELECTRONICS, INC.
                                              (Registrant)


May 14, 2003                           By: /s/ JEAN-FRANCOIS GOUEDARD
                                          -------------------------------------
                                          Jean-Francois Gouedard
                                          President and Chief Operating Officer
                                          (duly authorized signatory)

May 14, 2003                           By: /s/ JAY P. NORRIS
                                          -------------------------------------
                                          Jay P. Norris
                                           Controller
                                          (Principal Accounting Officer)

                  CERTIFICATION WORLDWIDE FLIGHT SERVICES, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Jean-Francois Gouedard, certify that:

1. I have reviewed this quarterly report on Form 10-K of Worldwide Flight Services, Inc.;

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

Date: May 14, 2003

/s/ Jean-Francois Gouedard
Chief Executive Officer

EXHIBITS INDEX

                                   ITEM 6(a)

EXHIBIT                                                                  PAGE
NUMBER          DESCRIPTION                                             NUMBER
------          -----------                                             ------
99.1            Certification pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002